Form 10QSB
period 2007-09-30
ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.
filed 2007-12-07
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

Commission file number 333-145195

ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.
(Exact name of small business issuer as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1685 - 58A Street, Delta BC Canada V4L 1X5
(Address of principal executive offices)

604-817-0534
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,271,210 shares of common stock issued and outstanding as of November 29, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by Orca International Language Schools Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, and its results of operations, stockholders’ equity, and its cash flows for the three month period and the six month period ended September 30, 2007 and for the period from inception (November 6, 1997) to September 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s registration statement filed on Form SB-2.

Orca International Language Schools Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	September 30,	March 31,
	2007	2007
	$	$

ASSETS
Current Assets
Cash	1,071	14,225
Prepaid Expenses	–	2,598
Total Current Assets	1,071	16,823
Property and Equipment (Note 3)	1,133	1,459
Total Assets	2,204	18,282

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	17,005	2,151
Accrued liabilities (Notes 4 and 5(c))	1,629	2,672
Due to Related Parties (Note 5 (b))	5,925	2,203
Total Liabilities	24,559	7,026
Commitments and Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock, Unlimited shares authorized, without par value 6,271,210 shares issued and outstanding	81,072	81,072
Subscriptions Receivable	–	(1,732)
Common Stock Subscribed (Note 6)	4,722	–
Donated Capital (Note 5 (a))	11,693	7,495
Accumulated Other Comprehensive Loss	(1,723)	(866)
Deficit Accumulated During the Development Stage	(118,119)	(74,713)
Total Stockholders’ Equity (Deficit)	(22,355)	11,256
Total Liabilities and Stockholders’ Equity (Deficit)	2,204	18,282

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the		For the
	November 6, 1997	Three Months		Six Months
	(Date of Inception) to	Ended		Ended
	September 30,	September 30,		September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–
Expenses
Amortization	831	163	–	326	–
Automobile	22,571	2,982	2,241	4,506	4,478
General and administrative	26,226	748	4,237	1,671	4,692
Management fees	11,711	1,434	796	2,799	1,590
Professional fees	33,879	9,302	–	31,133	–
Rent	8,894	716	669	1,399	1,337
Travel	14,953	530	–	1,572	–
Total Expenses	119,065	15,875	7,943	43,406	12,097
Net Loss from Operations	(119,065)	(15,875)	(7,943)	(43,406)	(12,097)
Other Income
Gain on Disposal of Temporary Investments	946	–	–	–	–
Net Loss	(118,119)	(15,875)	(7,943)	(43,406)	(12,097)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(1,723)	(944)	720	(857)	(905)
Comprehensive Loss	(119,842)	(16,819)	(7,223)	(44,263)	(13,002)
Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–
Weighted Average Shares Outstanding		6,271,000	5,964,000	6,271,000	5,964,000

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	$	$

Operating Activities

Net loss	(43,406)	(12,097)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	326	–
Donated services	4,198	1,337
Changes in operating assets and liabilities:
Prepaid expenses	3,016	–
Accounts payable and accrued liabilities	13,037	1,597
Due to related party	3,367	1,238
Net Cash Used in Operating Activities	(19,462)	(7,925)
Net Cash Used in Investing Activities	–	–

Financing Activities
Proceeds from issuance of common stock	1,732	–
Proceeds from common stock subscribed	4,722	30,103
Net Cash Provided by Financing Activities	6,454	30,103
Effect of exchange rate changes on cash	(146)	72
Increase (Decrease) In Cash	(13,154)	22,250
Cash – Beginning of Period	14,225	419
Cash – End of Period	1,071	22,669

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2007
(unaudited)

1.	Development Stage Company

Orca International Language Schools Inc. (the “Company”) was incorporated in British Columbia, Canada on November 6, 1997. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s planned principal business is the acquisition and development of language education businesses.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2007, the Company has a working capital deficiency of $23,488 and accumulated losses of $118,119 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Refer to Note 7.

On August 7, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission, which was declared effective on September 13, 2007, to register 1,935,000 shares of common stock for resale by certain selling stockholders. The Company will not receive any proceeds from sale of these securities by the selling stockholders.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is March 31.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2007, included in the Company’s Form 42B4 (Prospectus) filed on September 18, 2007 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2007, and the results of its operations and cash flows for the three and six months ended September 30, 2007 and 2006. The results of operations for the three and six months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, donated expenses, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2007, there are no dilutive potential common shares.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Property and Equipment

Property and equipment consists of computer hardware, is recorded at cost and is depreciated on a straight line basis over an estimated useful life of three years.

h)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The Company also follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs” for website development costs incurred. The Company capitalizes website development costs that meet the capitalization criteria contained in SOP No. 98-1 unless recoverability of costs is not assured. To date the Company has charged all website development costs to operations.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

i)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

j)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of the financial instrument.

k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

l)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The financial statements are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

m)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options and has had no unvested share based payments since inception.

n)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 on April 1, 2006, did not have a material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement on April 1, 2006, did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement on April 1, 2007, did not have a material effect on the Company's reported financial position or results of operations.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement on April 1, 2007, did not have a material effect on the Company's reported financial position or results of operations.

3.	Property and Equipment

	Cost $	Accumulated Amortization $	September 30, 2007 Net Carrying Value $	March 31, 2007 Net Carrying Value $

Computer equipment	1,964	831	1,133	1,459

4.	Accrued Liabilities

Accrued liabilities of $1,629 at September 30, 2007 (March 31, 2007 - $2,672) consist of professional fees.

5.	Related Party Transactions

a)

The President provides office premises to the Company valued at CDN$250 per month. During the six month period ended September 30, 2007, donated rent of $1,399 (2006 - $1,337) was charged to operations. During the six month period ended September 30, 2007, the Company recognized $2,799 (2006 - $nil) for management services at CDN$500 per month provided by the President of the Company.

b)	As at September 30, 2007, the Company owes $5,925 (March 31, 2007 - $2,203) to the President of the Company. The amount owing is unsecured, non-interest bearing and is due on demand.

c)	The Company recorded $2,799 (2006 - $1,590) of management fees for the six month period ended September 30, 2007. This amount is included in accrued liabilities at September 30, 2007.

6.	Common Stock

On May 25, 2007, the Company received stock subscriptions for 50,000 shares at CDN$0.10 per share for gross proceeds of $4,722. At September 30, 2007, this amount is recorded in common stock subscribed.

7.	Subsequent Event

Subsequent to September 30, 2007, the Company received $5,000 from the President of the Company and $10,000 from a company controlled by the President of the Company of unsecured loans bearing interest of 10%.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on pages 6 to 10, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 does not apply to this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

As used in this quarterly report, the terms "we", "us", "our", and "Orca" mean Orca International Language Schools Inc., unless the context clearly requires otherwise.

Introduction

Our goal is to provide management services to schools in the international education industry, based on the principles of: improving their administrative, operational, marketing, sales and human resources functions; building links with other schools worldwide to foster student exchange; and repositioning the schools to concentrate their curriculum on preparing students for one of the three major English proficiency tests. These tests include the TOEIC (Test of English for International Communication), the TESFL (Test of English as a Foreign Language), and the ESOL (English as a Second Language to Overseas Learners).

We are currently in the process of searching for schools as clients. There is no guarantee that we will be successful in finding any such schools. If we are unable to find a suitable school, or if the cost of servicing a school is greater than the revenue we receive, our business may fail and investors could lose their entire investment.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report, dated June 21, 2007, on our audited financial statements for the year ended March 31, 2007 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Corporate History

We were incorporated in the province of British Columbia, Canada under the name “Slocan Valley Minerals Ltd.” on November 6, 1997 with an authorized share capital of 10,000,000 common shares without par value. Following our incorporation we were not actively engaged in any business activities. On June 1, 2004 we increased our authorized share capital from 10,000,000 common shares without par value to an unlimited number of common shares without par value. On June 11, 2004 we changed our name to “Orca International Language Schools Inc.” by filing a Certificate of Name Change with Ministry of Finance Corporate and Personal Property Registries.

Our principal executive office is located at 1685 58A Street, Delta, British Columbia, Canada V4L 1X5. Our telephone number is (604) 817-0534.

Recent Corporate Developments

In the second fiscal quarter, our company completed the following corporate developments:

  On September 13, 2007, our SB-2 was declared effective by the SEC. We filed our prospectus on September 18, 2007.

Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors”.

Overview

The growing worldwide acceptance of the use of English as the international language of business, combined with increasing incomes in the developing world, has resulted in explosive growth in the international language industry. The number of students who enroll in language schools, usually with the financial assistance of their parents, to improve their English proficiency has increased dramatically within the last decade.

Indicative of the growth of the industry is the increase of the number of students who have taken one of the three major English proficiency tests. These tests include the TOEIC (Test of English for International Communication), the TESFL (Test of English as a Foreign Language), and the ESOL (English as a Second Language to Overseas Learners). Although these English proficiency exams differ in content and application, essentially between academic and business use, they are vital for students who wish to either be either accepted into another educational institution or to obtain employment where English skills are required.

Within Canada, as well as other host countries, such as the United States, Great Britain and Australia, the international language school industry is highly fragmented and the quality of service offered by schools varies considerably. As a result, students are demanding improved service from schools and are becoming increasingly discerning when choosing a language school to attend.

Our goal is to provide management services to schools in the international education industry (hereafter “clients” or “schools”) based on the principles of: improving their administrative, operational, marketing, sales and human resources functions; building links with other schools worldwide to foster student exchange; and repositioning the schools to concentrate their curriculum on preparing students for one of the three major English proficiency tests.

We are currently in the process of searching for a school as the initial client. There is no guarantee that we will be successful in finding any such school. If we are unable to find a suitable school, or if the cost of servicing the school is greater than we have budgeted for our business may fail and investors could lose their entire investment.

Estimated Expenses For The Next 12 Month Period

We estimate our operating expenses and working capital requirements for the next 12 month period to be as follows:

Amortization	$1,956.00
Automobile	35,784.00
General and administrative	8,976.00
Management fees	17,208.00
Professional fees	111,624.00
Rent	8,592.00
Travel	6,360.00
Total Expenses	$190,500.00

Becoming and Operating as a Public Company

We filed a registration statement on August 7, 2007. This registration statement is our first step toward becoming a public company. Now that the registration statement has become effective, we are subject to the reporting requirements of Section 15(d) of the Exchange Act, and will be required to file disclosure documents with the Securities and Exchange Commission. We expect to incur on-going legal expenses to comply with our reporting responsibilities as public company under the Exchange Act, as amended. We estimate our legal, audit and accounting expenses for the next 12-month period to be approximately $20,000.

We intend to qualify our shares for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board following the declaration of effectiveness of this prospectus. In order to do this, we must find a market maker who will file a Form 15c-211 that will allow him to make a market in our shares of common stock. However, at the date hereof, we are not aware that any market maker has any such intention. We cannot provide our investors with any assurance that our common stock will be traded on the Over-the-Counter Bulletin Board or, if traded, that a public market will materialize. If we do find a market maker and our common stock begins to trade on the Over-the-Counter Bulletin Board, then we will be a public company.

Cash Requirements

For the next 12 months we plan to commence providing services to schools and become a public company listed on the Over-the-Counter Bulletin Board. These endeavors will cost approximately $20,000. As of September 30, 2007 we had a working capital deficit of $(23,488). We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of acquiring an international language school are greater than we have budgeted for. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

As at September 30, 2007 we had $24,559 in current liabilities. Our financial statements report a net loss of $118,119 for the period from November 6, 1997 (date of inception) to September 30, 2007. Our net loss is primarily due to accounting, legal, travel expenses and management fees.

We have suffered recurring losses from operations. The continuation of our business is dependent upon obtaining further financing, the capturing of schools as clients, commencing our business and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results Of Operations

Second Quarter and Six Month Summary

	Second Quarter Ended September 30			Six Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	-	-	0.00%	-	-	0.00%
Operating Expenses	15,875.00	7,943.00	99.86%	43,406.00	12,097.00	258.82%
Interest and Dividend
Income	-	-	0.00%	-	-	0.00%
Net Loss	(15,875.00)	(7,943.00)	99.86%	(43,406.00)	(12,097.00)	258.82%

Revenue

During the quarter ended September 30, 2007 we did not generate any revenues.

Expenses

Our operating expenses for the quarters ended September 30, 2007 and September 30, 2006 are outlined in the table below:

	Second Quarter Ended September 30			Six Months Ended September 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Amortization	163	0	100.00%	326	0	100.00%
Automobile	2,982	2,241	33.07%	4,506	4,478	0.63%
General and
administrative	748	4,237	-82.35%	1,671	4,692	-64.39%
Management fees	1,434	796	80.15%	2,799	1,590	76.04%
Professional fees	9,302	0	100.00%	31,133	0	100.00%
Rent	716	669	7.03%	1,399	1,337	4.64%
Travel	530	0	100.00%	1,572	0	100.00%
Total Expenses	15,875	7,943	99.86%	43,406	12,097	258.82%

Operating expenses for the six months ended September 30, 2007 increased by 258.82% as compared to the comparative period in 2006 primarily as a result of our filing of the registration statement on Form SB-2 and our company becoming a publicly reporting company.

Liquidity and Capital Resources

Working Capital

			Percentage
	At September 30, 2007	At March 31, 2007	Increase / (Decrease)
Current Assets	$ 1,071.00	$16,823.00	-93.63%
Current Liabilities	$ 24,559.00	$ 7,026.00	249.54%
Working Capital	$(23,488.00)	$ 9,797.00	-343.18%

Cash Flows

	Six Months Ended	Six Months Ended
	September 30, 2007	September 30, 2006
Cash Flows used in Operating Activities	(19,462)	(7,925)
Cash Flows used in Investing Activities	–	–
Cash Flows provided by Financing Activities	6,454	30,103
Net Increase in Cash During Period	(13,154)	22,250

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $20,000 over the next 12 months to pay for our ongoing general and administrative expenses. These expenses include legal, accounting and other professional fees associated with our being a reporting company under the Exchange Act. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the expansion of our online financial media. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended March 31, 2008. We anticipate the need to raise additional capital to fund operations over the next 12 months. We intend to raise the capital required to satisfy our needs primarily through the sale of our equity securities or debt. We will attempt to minimize costs until more cash is available through financing or operating activities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report dated June 21, 2007 on the annual financial statements for the year ended March 31, 2007, filed in our registration statement, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, the acquisition of an international language school and achieving a profitable level of operations.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We plan to pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

Research and Development

We have conducted a comprehensive review of the international language school industry in Canada and abroad and have undertaken primary research among students, school owners and other participants in the international language school industry.

Purchase of Significant Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Employees

Currently our only employee is Stuart Wooldridge our President, Secretary and Director. At present we do not anticipate hiring employees in the near future. However, we may periodically hire independent contractors.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to useful life and recoverability of long-lived assets, donated expenses, and deferred income tax valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September, 2007, we had a working capital deficit of $23,488 and accumulated losses of $118,119 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Associated with Our Company

We have a limited operating history and if we are not successful in operating our business, then investors may lose all of their investment in our company.

We have a limited operating history. Our business is subject to the risks and expenses encountered by start up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth accordingly and our inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the business in which we plan to operate will make it difficult or impossible to predict future results of our operations. If we are not successful in operating our business, then investors may lose all of their investment in our company.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to September 30, 2007 was $118,119. We had cash in the amount of $1,071 as of September 30, 2007. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be at least $2,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 21, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our future is dependent upon our ability to obtain financing and if we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our plan of operations. We will require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we may never earn revenues from our operations, our business may fail.

We anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our business, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

Because our directors, executive officers, and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

Our directors and executive officers, in the aggregate, beneficially own 69.36% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our directors, executive officers and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Our directors and executive officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Our directors and executive officers are involved in other business activities. Stuart Wooldridge, our President, Secretary and Director spends approximately 13 hours, or 33%, of his business time on the management of our company and each of our other directors, Paul Clark, Qiang Benjamin Han and Sherri Macdonald, spend approximately four hours, or 10%, of their business time on the management of our company. As a result of their other business endeavors, they may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of their other business interests.

All of our assets and all of our directors and executive officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and executive officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Risks Associated with Our Business

If we are unable to retain a suitable international language school as a client, or if the cost of servicing the international language school is more than we are able to afford our business may fail and investors could lose their entire investment.

We are currently in the process of searching for an international language school as the initial client. There is no guarantee that we will be successful in finding any such school. If we are unable to find a suitable school, or if the cost of servicing a school is greater than we have budgeted for our business may fail and investors could lose their entire investment.

The success of our business will depend on our ability able to hire, train and retain qualified teachers. We may not be able to maintain consistent teaching quality at our client schools and as a result our brand, business and operating results may be materially and adversely affected.

We must help our clients attract qualified teachers who have a strong command of the subject areas to be taught and meet our qualification. We must also seek to hire teachers who are capable of delivering innovative and inspirational instruction. There are a limited number of teachers in Canada with the necessary experience and language proficiency to teach our proposed courses and we must provide competitive compensation packages to attract and retain qualified teachers. We must also provide continuous training to our teachers so that they can stay abreast of changes in student demands, admissions and assessment tests, admissions standards and other key trends necessary to effectively teach their respective courses. We may not be able to hire, train and retain enough qualified teachers to keep pace with our anticipated growth while maintaining consistent teaching quality. A shortage of qualified teachers or decreases in the quality of our instruction, whether actual or perceived, may have a material and adverse effect on our business.

We will face significant competition and if we fail to compete effectively, we may lose our market share and our profitability may be adversely affected.

The international education industry is extremely competitive. Many of our competitors may have greater resources than we do. Our competitors may be able to devote greater resources than we can to the development, promotion and sale of their programs, services and products and respond more quickly than we can to changes in student needs, testing materials, admissions standards, market needs or new technologies. We may be required to reduce course fees or increase spending in response to competition in order to retain or attract students or pursue new market opportunities. As a result, our revenues and profitability may decrease. We cannot assure you that we will be able to compete successfully against current or future competitors. If we are unable to maintain our competitive position or otherwise respond to competitive pressures effectively, we may lose our market share and our profitability may be adversely affected.

Failure to adequately and promptly respond to changes in testing materials, admissions standards and technologies could cause our programs, services and products to be less attractive to students.

We plan to differentiate our clients from those of their competitors by concentrating our curriculum on preparing students for one of the three major English proficiency exams. These tests include the TOEIC (Test of English for International Communication), the TESFL (Test of English as a Foreign Language), and the ESOL (English as a Second Language to Overseas Learners). These admissions and assessment tests may undergo continuous change, in terms of the focus of the subjects and questions tested, the format of the tests and the manner in which the tests are administered. These changes may require us to continually update and enhance our test preparation materials and our teaching methods. Any inability to track and respond to these changes in a timely and cost-effective manner would make our programs, services and products less attractive to students, which could negatively affect our probability.

Events such as terrorist attacks, geopolitical uncertainty and international conflicts and elsewhere may discourage students from studying in Canada and could cause a declines in the student enrollments in international language schools.

Events such as terrorist attacks, geopolitical uncertainty and international conflicts, such as those that took place on September 11, 2001, could have an adverse effect on student enrollment in our client schools. Such events may discourage students from studying in Canada and may also make it more difficult for international students to obtain visas to study abroad. These factors could cause a decline in the student enrollments in international language schools and could have an adverse effect on our overall business and results of operations.

Risks Associated with Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the Over-the-Counter Bulletin Board or a listing service or stock exchange, if traded, that a public market will materialize. Further, the Over-the-Counter Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the Over-the-Counter Bulletin

Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we do establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to ever pay any cash dividends. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Our common stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a shareholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker or dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, brokers or dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for brokers or dealers to recommend that their customers buy our common stock, which may prevent you from reselling your shares and may cause the price of the shares to decline.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our President (Principal Executive Officer and Principal Financial Officer), Stuart Wooldridge. Based upon that evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

We filed a prospectus on September 18, 2007 which covers the resale by selling shareholders named in the prospectus of up to 1,935,000 shares of our common stock.

Item 6 Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

The following Exhibits are filed with this quarterly report:

Exhibit
Number	Description
3.1	Articles of Incorporation (Incorporated by our reference to our registration statement on Form SB-2 filed on August 7, 2007)
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.

By:

/s/ Stuart Wooldridge

Stuart Wooldridge
President, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
December 7, 2007