Form 10QSB
period 2007-12-31
ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.
filed 2008-02-27
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,271,210 shares of common stock issued and outstanding as of February 4, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ x ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

These financial statements have been prepared by Orca International Language Schools Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our Company as of December 31, 2007, and its results of operations, stockholders’ equity, and its cash flows for the three month period and the nine month period ended December 31, 2007 and for the period from inception (November 6, 1997) to December 31, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the audited financial statements and the notes thereto filed as a part of our Company’s registration statement filed on Form SB-2.

Orca International Language Schools Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31,	March 31,
	2007	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	4,277	14,225
Accounts receivable	420	–
Prepaid expenses	–	2,598
Total Current Assets	4,697	16,823
Property and Equipment (Note 3)	1,051	1,459
Total Assets	5,748	18,282

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	11,741	2,151
Accrued liabilities (Note 4)	2,337	2,672
Due to related parties (Note 5(b))	11,805	2,203
Notes payable (Note 5(c))	25,220	–
Total Liabilities	51,103	7,026
Commitments and Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock, Unlimited shares authorized, without par value
6,271,210 shares issued and outstanding	81,072	81,072
Subscriptions Receivable	–	(1,732)
Common Stock Subscribed (Note 6)	4,722	–
Donated Capital (Note 5(a))	13,970	7,495
Accumulated Other Comprehensive Loss	(1,618)	(866)
Deficit Accumulated During the Development Stage	(143,501)	(74,713)
Total Stockholders’ Equity (Deficit)	(45,355)	11,256
Total Liabilities and Stockholders’ Equity (Deficit)	5,748	18,282

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the		For the
	November 6, 1997	Three Months		Nine Months
	(Date of Inception) to	Ended		Ended
	December 31,	December 31,		December 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–
Expenses
Amortization	1,047	216		542
Automobile	25,341	2,770	2,403	7,276	6,881
General and administrative	29,031	2,805	1,233	4,476	5,925
Management fees	13,228	1,517	783	4,316	2,373
Professional fees	46,060	12,181	–	43,314	–
Rent	9,653	759	659	2,158	1,996
Travel	20,087	5,134	4,601	6,706	4,601
Total Expenses	144,447	25,382	9,679	68,788	21,776
Net Loss from Operations	(144,447)	(25,382)	(9,679)	(68,788)	(21,776)
Other Income
Gain on Disposal of Temporary Investments	946	–
Net Loss	(143,501)	(25,382)	(9,679)	(68,788)	(21,776)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(1,618)	105	396	(752)	(509)
Comprehensive Loss	(145,119)	(25,277)	(9,283)	(69,540)	(22,285)
Net Loss Per Share – Basic and Diluted		–	–	(0.01)	–
Weighted Average Shares Outstanding		6,271,000	5,694,000	6,271,000	5,694,000

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2007	2006

Operating Activities

Net loss	(68,788)	(21,776)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	542	–
Donated services	6,475	1,996
Changes in operating assets and liabilities:
Prepaid expenses	3,026	–
Accounts receivable	(341)	–
Accounts payable and accrued liabilities	8,461	2,295
Due to related party	9,238	1,911
Net Cash Used in Operating Activities	(41,387)	(15,574)
Financing Activities
Proceeds from notes payable	25,220	–
Proceeds from issuance of common stock	1,732	–
Proceeds from common stock subscribed	4,722	30,103
Net Cash Provided by Financing Activities	31,674	30,103
Effect of exchange rate changes on cash	(235)	(494)
Increase (Decrease) In Cash	(9,948)	14,035
Cash – Beginning of Period	14,225	419
Cash – End of Period	4,277	14,454

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
December 31, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2007, the Company has a working capital deficiency of $46,406 and accumulated losses of $143,501 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On August 7, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission, which was declared effective on September 13, 2007, to register 1,935,000 shares of common stock for sale by the Company at $0.10 per share for gross proceeds of $193,500. As at December 31, 2007, the Company has yet to raise any funds relating to the SB-2.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is March 31.

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2007, included in the Company’s Form 424B4 (Prospectus) filed on September 18, 2007 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2007, and the results of its operations and cash flows for the three and nine months ended December 31, 2007 and 2006. The results of operations for the three and nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
December 31, 2007
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

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2007, there are no dilutive potential common shares.

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments.

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
December 31, 2007
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

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, amounts due to related parties, and notes payable approximate their carrying values due to the immediate or short-term maturity of the financial instrument.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
December 31, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3.	Property and Equipment

			December 31,	March 31,
			2007	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,201	1,150	1,051	1,459

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
December 31, 2007
(unaudited)

4.	Accrued Liabilities

Accrued liabilities of $2,337 at December 31, 2007 consist of $1,924 (March 31, 2007 - $2,672) of professional fees, and $413 (March 31, 2007 - $nil) of accrued interest.

5.	Related Party Transactions

a)

The President provides office premises to the Company valued at CDN$250 per month. During the nine month period ended December 31, 2007, donated rent of $2,159 (2006 - $1,996) was charged to operations. During the nine month period ended December 31, 2007, the Company recognized $4,316 (2006 - $nil) for management services at CDN$500 per month provided by the President of the Company.

	b)	As at December 31, 2007, the Company owes $11,805 (March 31, 2007 - $2,203) to the President of the Company. The amount owing is unsecured, non-interest bearing and is due on demand.

c)

During the nine month period ended December 31, 2007, the President of the Company loaned the Company $10,088 (CDN $10,000), a company controlled by the President of the Company loaned the Company $10,088 (CDN $10,000) and a director of the Company loaned the Company a further $5,044 (CDN $5,000). These loans are repayable on dates on dates falling between October 1, 2008 and December 20, 2008. All of the notes bear interest at a rate of 10% per annum and are secured by all of the assets of the Company.

6.	Common Stock

On May 25, 2007, the Company received stock subscriptions for 50,000 shares at CDN$0.10 per share for gross proceeds of $4,722. At December 31, 2007, this amount is recorded in common stock subscribed.

7.	Subsequent Event

On February 6, 2008, the Company received CDN $6,000 from a company controlled by the President of the Company. The promissory note bears interest at a rate of 10% per annum, is secured by all the assets of the company and is repayable in one year.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on pages 17 to 21, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The safe harbour for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 does not apply to this quarterly report.

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

Our principal executive office is located at 1685 58A Street, Delta, British Columbia, Canada V4L 1X5. Our telephone number is (604) 817-0534.

Recent Corporate Developments

In the third quarter, the president travelled to Shanghai, China to meet with a potential partner involved in web broadcasts of language lessons, to give a guest lecture at the Shanghai Institute of Technology (in conjunction with Thompson Rivers University) and to meet with the company’s representative in Shanghai. He also travelled to Chongqing, China, with director Paul Clark to visit two schools. Paul Clark was in Shanghai for a full month, reestablishing relationships with individuals involved in education.

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

The company is finalizing agency agreements for student enrollment with institutions in the Vancouver area, as the first stage of rolling out our strategy. The schools include two universities and an ESL school. Within China, discussions are ongoing with physical schools and online education providers. In addition, the company is continuing to develop relationships with a host of service providers both in Canada and abroad, that will assist in rolling out the company’s strategy of generating income through providing a single-source contact for individual school owners, marketing channel members, and ultimately for students from source countries.

Estimated Expenses For The Next 12 Month Period

We estimate our operating expenses and working capital requirements for the next 12 month period to be as follows:

$
General and administrative	20,000.00
System development	5,000.00
Consulting fees	37,000.00
Travel	15,000.00
Professional fees	20,000.00
Rent	3000.00
Total Expenses	100,000$

Becoming and Operating as a Public Company

We filed a registration statement on August 7, 2007. This registration statement is our first step toward becoming a public company. Now that the registration statement has become effective, we are subject to the reporting requirements of Section 15(d) of the Exchange Act, and will be required to file disclosure documents with the Securities and Exchange Commission. We expect to incur on-going legal expenses to comply with our reporting responsibilities as a public company under the Exchange Act, as amended. We estimate our legal, audit and accounting expenses for the next 12-month period to be approximately $20,000.

We intend to qualify our shares for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board. We have engaged a market maker to file a Form 15c-211 that will allow him to make a market in our shares of common stock. However, we cannot provide our investors with any assurance that our common stock will be traded on the Over-the-Counter Bulletin Board or, if traded, that a public market will materialize.

Cash Requirements

For the next 12 months we plan to commence providing services to schools and become a public company listed on the Over-the-Counter Bulletin Board. These endeavors will cost approximately $100,000. As of December 31, 2007 we had a working capital deficit of $46,406. We have no income from operations. We will require additional funds to implement our plans. So far, some of our directors and officers have been loaning our company money to meet our cash requirements. We may also consider raising funds through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

As at December 31, 2007 we had $51,103 in current liabilities. Our financial statements report a net loss of $143,501 for the period from November 6, 1997 (date of inception) to December 31, 2007. Our net loss is primarily due to accounting, legal, travel expenses and management fees.

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

Liquidity and Capital Resources

Working Capital

			Percentage
	At December 31, 2007	At March 31, 2007	Increase / (Decrease)
Current Assets	$ 4,697	$ 16,823	(72.08)%
Current Liabilities	$ 51,103	$ 7,026	627.34%
Working Capital	$ (46,406)	$ 9,797	(573.68)%

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $40,000 over the next 12 months to pay for our ongoing general and administrative expenses. These expenses include legal, accounting and other professional fees associated with our being a reporting company under the Exchange Act. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the retention of consultants expert in the field, travelling expenses, and development expenses as we finalize service agreements with industry participants. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

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

Research and Development

We have conducted a comprehensive review of the international language school industry in Canada and abroad and have undertaken primary research among students, school owners and other participants in the international language school industry. The president is now devoting 50% of his time to the company’s affairs, and over the past two year period has traveled to Toronto twice, England once, and made three trips to China, all devoted to furthering relationships within the industry.

Purchase of Significant Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Employees

Currently our only employee is Stuart Wooldridge our President, Secretary and Director. At present we do not anticipate hiring employees in the near future. However, we will hire independent contractors. One contractor is based in Vancouver and is expert in developing agency relationships. He travels to Asia approximately four times per year. Another contractor is based in Shanghai, is fluently bilingual and conversant in business operations in China.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2007, we had a working capital deficit of $46,406 and accumulated losses of $143,501 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to December 31, 2007 was $143,501. We had cash in the amount of $4,277 as of December 31, 2007. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $5,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 21, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our directors and executive officers are involved in other business activities. Stuart Wooldridge, our President, Secretary and Director spends approximately 20 hours, or 50%, of his business time on the management of our company and each of our other directors, Paul Clark, Qiang Benjamin Han and Sherri Macdonald, spend approximately four hours, or 10%, of their business time on the management of our company. As a result of their other business endeavors, they may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of their other business interests.

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

Risks Associated with Our Business

If we are unable to enter into appropriate agreements with existing companies involved in the international language school industry, or if the cost of servicing the international language schools is more than we are able to afford given the revenues that we will receive, our business may fail and investors could lose their entire investment.

We are currently finalizing agency agreements with three schools in the Vancouver area, in which we will earn an agency fee for students that enroll in the schools. There is no guarantee that we will be successful in enrolling any students, and the revenue of the agency agreements will be based on enrollment. Going forward, we cannot guarantee that our efforts (primarily in Asia) to enter agreements with service providers from source countries will be successful. If we are unable to find suitable partners from source countries or if the cost of providing our intended services to a school is greater than we have budgeted for our business may fail and investors could lose their entire investment.

The success of our business will depend on our ability able to hire, train and retain qualified teachers. We may not be able to maintain consistent teaching quality at our client schools and as a result our brand, business and operating results may be materially and adversely affected.

The directors have numerous contacts in the education community both in Canada and China that will result in the availability of suitable teachers and curriculum developers. On an ongoing basis, we must help our clients attract qualified teachers who have a strong command of the subject areas to be taught and meet our qualifications. We must also seek to hire teachers who are capable of delivering innovative and inspirational instruction. There are a limited number of teachers in Canada with the necessary experience and language proficiency to teach our proposed courses and we must provide competitive compensation packages to attract and retain qualified teachers. We must also provide continuous training to our teachers so that they can stay abreast of changes in student demands, admissions and assessment tests, admissions standards and other key trends necessary to effectively teach their respective courses. We may not be able to hire, train and retain enough qualified teachers to keep pace with our anticipated growth while maintaining consistent teaching quality. A shortage of qualified teachers or decreases in the quality of our instruction, whether actual or perceived, may have a material and adverse effect on our business.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the Over-the-Counter Bulletin Board or a listing service or stock exchange, if traded, that a public market will materialize. Further, the Over-the-Counter Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the Over-the-Counter Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we do establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President (who is also our Secretary) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, the end of the three month period covered by this report, our President (who is also our Secretary) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.

By:

/s/ Stuart Wooldridge
Stuart Wooldridge
President, Secretary and Director
(Principal Executive Officer, acting Principal Financial Officer and Principal Accounting Officer)
February 27, 2008