Form 10QSB/A
period 2007-09-30
ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.
filed 2008-04-11
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [   ]

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,271,210 shares of common stock issued and outstanding as of November 29, 2007.

EXPLANATORY NOTE

Orca International Language Schools Inc. is amending this Quarterly Report on Form 10-QSB for the following reason:

We are checking the box to state that our company is a shell company (as defined in Rule 12b-2 of the Exchange Act) as suggested by Financial Industry Regulatory Authority (FINRA).

Other than the foregoing items, no part of the Quarterly Report on Form 10-QSB filed on December 7, 2007 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to December 7, 2007.

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

ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.

By: /s/ Stuart Wooldridge

Stuart Wooldridge
President, Secretary and Director
(Principal Executive Officer,
acting Principal Financial Officer and Principal Accounting Officer)
April 11, 2008