Form 10QSB/A
period 2007-12-31
ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.
filed 2008-04-11
CIK 1408956

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [   ]

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

Other than the foregoing items, no part of the Quarterly Report on Form 10-QSB filed on February 27, 2008 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to February 27, 2008.

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