Form 10KSB
period 2008-03-31
ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.
filed 2008-07-14
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number: 333-145195

ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.
(Name of small business issuer in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1685 - 58A Street, Delta BC Canada V4L 1X5
(Address of principal executive offices)

Issuer’s telephone number:	604-817-0534

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock without par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the
Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]   No [   ]

State issuer’s revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price of our common stock at $0.10 per share.

735,000 common shares @ $0.10 1 = $73,500.
1 Closing Price paid by purchasers on

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [   ]   No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,071,210 common shares as of July 8, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule
424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended
December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Committees of the Board of Directors	17
ITEM 10. EXECUTIVE COMPENSATION.	18
Outstanding Equity Awards at Fiscal Year-End	18
Compensation of Directors	18
Employment Agreements with our Named Executive Officers	19
Pension, Retirement or Similar Benefit Plans	19
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19
Securities Authorized for Issuance under Equity Compensation Plans	19
Security ownership of certain beneficial owners.	19
On July 2, 2008, Messrs. Wooldridge, Han and Clark and Ms. MacDonald entered into an agreement with SGB C&C Investment Ltd. to sell to SGB C&C Investment an aggregate of 2,635,000 shares of common stock. The purchase and sale of these shares of common stock is scheduled to complete on July 24, 2008 and at that time, SGB C&C Investment Ltd. will own 51.96% of our issued and outstanding shares of common stock and have effective control of our company.	20
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	20
Transactions with Related Persons	20
Director Independence	20
ITEM 13: EXHIBITS AND REPORTS	20
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES	22
SIGNATURES	23

PART I

ITEM 1: DESCRIPTION OF BUSINESS

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

Current Business

Our goal has been to provide management services to schools in the international education industry based on the principles of: improving their administrative, operational, marketing, sales and human resources functions; building links with other schools worldwide to foster student exchange; and repositioning the schools to concentrate their curriculum on preparing students for one of the three major English proficiency tests. We have been searching for a school as the initial client but we have not been successful in finding any such school. Since we have incurred losses totaling $157,118 since November 6, 1997 and have cash in the amount of $3,592 as at March 31, 2008, our board of directors has decided to explore the possibility of adopting a different business plan to protect our shareholders value.

Reports to Security Holders

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements. Any Securities and Exchange Commission filings that we do file will be available to the public over the internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the site is http://www.sec.gov.

ITEM 2: DESCRIPTION OF PROPERTY

Executive Offices

Our principal executive office is located at 1685 58A Street, Delta, British Columbia, Canada V4L 1X5. Our telephone number is (604) 817-0534. Our President, Stuart Wooldridge, has donated the use of our office facility at a rate of CDN$250 per month to our company. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time

ITEM 3: LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not now, nor has ever been, traded on any market or securities exchange, and we have not applied for listing or quotation on any public market. There is currently no public trading market for our common stock. We do not have any common stock subject to outstanding options or warrants.

As of the date of this annual report, our company’s issued and outstanding shares were 5,071,210.

We engaged a market maker to file a Form 15c-211 to qualify our shares for quotation on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board. On May 6, 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “OALSF”. However, there is no assurance that a public market will materialize for our common stock.

Holders

As of July 8, 2008 there are 27 registered holders of record of our common stock.

Our transfer agent is Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119, Phone: (702) 361-3033, Fax: (702) 433-1979

Dividends

We have not declared any dividends on our common stock since the inception of our company. There is no restriction in our articles of incorporation and bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements.

This annual report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” on page 8, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Plan of Operation

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this registration statement and prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this registration statement and prospectus, particularly in the section entitled “Risk Factors” beginning on page 8.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Our goal has been to provide management services to schools in the international education industry (hereafter “clients” or “schools”) based on the principles of: improving their administrative, operational, marketing, sales and human resources functions; building links with other schools worldwide to foster student exchange; and repositioning the schools to concentrate their curriculum on preparing students for one of the three major English proficiency tests.

We have been searching for a school as the initial client but we have not been successful in finding any such school. Since we have incurred losses totaling $157,118 since November 6, 1997 and have cash in the amount of $3,592 as at March 31, 2008, our board of directors has decided to explore the possibility of adopting a different business plan to protect our shareholders’ value.

Estimated Expenses for the Next 12 Month Period

We estimate our general administrative expenses and working capital requirements for the next 12-month period to be as follows:

Automobile	6,000
Office Expenses	6,000
Telephone and Communications	2,000
Travel	10,000
Accounting	20,000
Legal	20,000
Total	64,000

Results of Operations

Becoming and Operating as a Public Company

We filed a registration statement on August 7, 2007. This registration statement was our first step toward becoming a public company. The registration statement became effective on September 13, 2007 and we are now subject to the reporting requirements of Section 15(d) of the Exchange Act, and will be required to file disclosure documents with the Securities and Exchange Commission. We expect to incur on-going legal expenses to comply with our reporting responsibilities as a public company under the Exchange Act, as amended. We estimate our legal, audit and accounting expenses for the next 12-month period to be approximately $40,000.

Cash Requirements

For the next 12 months we plan to explore opportunities to adopt a business plan other than the current business of providing management services to schools in the international education industry. These endeavors will cost approximately $24,000. As of March 31, 2008 we had a working capital deficit of $55,532. We have no income from operations. We will require additional funds to implement our plans. So far, some of our directors and officers have been loaning our company money to meet our cash requirements. We may also consider raising funds through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

As at March 31, 2008 we had $59,981 in current liabilities. Our financial statements report a net loss of $157,118 for the period from November 6, 1997 (date of inception) to March 31, 2008. Our net loss is primarily due to accounting, legal, travel expenses and management fees.

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

Liquidity and Capital Resources

Working Capital
	As at	As at	Percentage
	March 31, 2008	December 31, 2007	Increase / (Decrease)
Current Assets	$4,449	$ 4,697	(5.28%)
Current Liabilities	$59,981	$ 51,103	17.37%
Working Capital (Deficit)	$ (55,532)	$ (46,406)	19.67%

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $64,000 over the next 12 months to pay for our ongoing general and administrative expenses. These expenses include legal, accounting and other professional fees associated with our being a reporting company under the Exchange Act. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the retention of consultant experts, traveling expenses, and development expenses as we explore opportunities to adopt a business plan other than the current business of providing management services to schools in the international education industry. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report dated June 10, 2008 on the annual financial statements for the year ended March 31, 2008, filed in this annual report, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern in their audit report.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after

November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2008, we had a working capital deficit of $55,532 and accumulated deficit of $157,118 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to March 31, 2008 was $157,118. We had cash in the amount of $3,592 as of March 31, 2008. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $5,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June

10, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our directors and executive officers, in the aggregate, beneficially own 85.51% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our directors, executive officers and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We engaged a market maker to file a Form 15c-211 to qualify our shares for quotation on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board. On May 6, 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “OALSF”. Further, the Over-the-Counter Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we do establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

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

ITEM 7: FINANCIAL STATEMENTS

Orca International Language Schools Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors
of Orca International Language Schools Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Orca International Language Schools Inc. (A Development Stage Company) as of March 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated for the period from November 6, 1997 (Date of Inception) to March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orca International Language Schools Inc. (A Development Stage Company) as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated for the period from November 6, 1997 (Date of Inception) to March 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has never generated any revenue and has accumulated operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

June 10, 2008

Orca International Language Schools Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31	March 31
	2008	2007
	$	$

ASSETS
Current Assets
Cash	3,592	14,225
Amounts receivable	857	–
Prepaid expenses	–	2,598
Total Current Assets	4,449	16,823
Property and Equipment (Note 3)	857	1,459
Total Assets	5,306	18,282

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	7,964	2,151
Accrued liabilities (Note 4)	5,620	2,672
Due to related parties (Note 5(b))	11,326	2,203
Notes payable (Note 5(c))	35,071	–
Total Liabilities	59,981	7,026
Contingencies (Note 1)
Stockholders’ Equity (Deficit)
Common Stock, Unlimited shares authorized, without par value
6,271,210 shares issued and outstanding	81,072	81,072
Subscriptions Receivable	–	(1,732)
Common Stock Subscribed (Note 6)	4,722	–
Donated Capital (Note 5(a))	16,208	7,495
Accumulated Other Comprehensive Income (Loss)	441	(866)
Deficit Accumulated During the Development Stage	(157,118)	(74,713)
Total Stockholders’ Equity (Deficit)	(54,675)	11,256
Total Liabilities and Stockholders’ Equity (Deficit)	5,306	18,282

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated
	from
	November 6, 1997	For the	For the
	(Date of	Year	Year
	Inception) to	Ended	Ended
	March 31,	March 31,	March 31,
	2008	2008	2007
	$	$	$

Revenue	–	–	–

Expenses

Amortization	1,209	704	505
Automobile	25,090	7,024	5,207
General and administrative	31,442	6,888	11,475
Interest	1,110	1,110	-
Management fees (Note 5(a))	14,721	5,809	3,133
Professional fees	52,910	50,164	1,871
Rent (Note 5(a))	10,399	2,904	2,635
Travel	21,183	7,802	8,711

Total Expenses	158,064	82,405	33,537

Net Loss from Operations	(158,064)	(82,405)	(33,537)

Other Income

Gain on disposal of temporary investments	946	–	–

Net Loss	(157,118)	(82,405)	(33,537)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	441	1,307	351

Comprehensive Loss	(156,677)	(81,098)	(33,186)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding		6,271,000	5,694,000

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated
	From
	November 6, 1997	For the	For the
	(Date of Inception)	Year	Year
	To	Ended	Ended
	March 31,	March 31,	March 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(157,118)	(82,405)	(33,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,209	704	505
Donated services and rent	16,208	8,713	2,635
Gain on sale of temporary investments	(946)	–	–
Changes in operating assets and liabilities:
Prepaid expenses	(1,329)	2,923	(2,598)
Accounts receivable	(781)	(781)	–
Accounts payable and accrued liabilities	12,973	8,160	3,956
Due to related party	12,647	8,847	(3,906)
Net Cash Used In Operating Activities	(117,137)	(53,840)	(32,945)
Investing Activities
Purchase of temporary investments	(1,785)	–	–
Proceeds from sale of temporary investments	2,795	–	–
Purchase of property and equipment	(1,957)	–	(1,957)
Net Cash Provided Used In Investing Activities	(947)	–	(1,957)

Financing Activities
Proceeds from notes payable	35,071	35,071	–
Proceeds from issuance of common stock	81,072	1,732	48,286
Proceeds from common stock subscribed	4,722	4,722	–
Net Cash Flows Provided by Financing Activities	120,865	41,525	48,286
Effect of Exchange Rate Changes on Cash	811	1,682	422
Increase (Decrease) In Cash	3,592	(10,633)	13,806
Cash – Beginning of Period	–	14,225	419
Cash – End of Period	3,592	3,592	14,225

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
From November 6, 1997 (Date of Inception) to March 31, 2008
(Expressed in US dollars)

						Deficit
						Accumulated	Accumulated
	Common Stock					During	Other
		Par		Common	Donated	Development	Comprehensive
			Subscriptions	Stock	Capital	Stage	Income (Loss)	Total
	Shares	Value	Receivable	Subscribed
	#	$	$	$	$	$	$	$
Balance – November 6, 1997 (Date
of Inception)	–	–	–	–	–	–	–	–
Issuance of common shares for cash
at $1.00 per share	1	1	–	–	–	–	–	1
Balance – March 31, 1998	1	1	–	–	–	–	–	1
Net loss for the period from April 1,
1998 to March 31, 2003	–	–	–	–	–	–	–	–
Balance – March 31, 2003	1	1	–	–	–	–	–	1
Issuance of common shares for cash
at CDN$0.00001 per share	3,999,999	30	–	–	–	–	–	30
Balance – March 31, 2004	4,000,000	31	–	–	–	–	–	31
Issuance of common shares for cash
at CDN$0.02 per share	1,650,000	27,281	–	–	–	–	–	27,281
Donated rent	–	–	–	–	2,346	–	–	2,346
Foreign currency translation	–	–	–	–	–	–	(1,093)	(1,093)
Net loss for the year	–	–	–	–	–	(21,596)	–	(21,596)
Balance – March 31, 2005	5,650,000	27,312	–	–	2,346	(21,596)	(1,093)	6,969
Issuance of common shares for cash
at CDN$0.10 per share	43,710	3,742	–	–	–	–	–	3,742
Donated rent	–	–	–	–	2,514	–	–	2,514
Foreign currency translation	–	–	–	–	–	–	(124)	(124)
Net loss for the year	–	–	–	–	–	(19,580)	–	(19,580)
Balance – March 31, 2006	5,693,710	31,054	–	–	4,860	(41,176)	(1,217)	(6,479)
Issuance of common shares for cash
at CDN$0.10 per share	577,500	50,018	(1,732)	–	–	–	–	48,286
Donated rent	–	–	–	–	2,635	–	–	2,635
Foreign currency translation	–	–	–	–	–	–	351	351
Net loss for the year	–	–	–	–	–	(33,537)	–	(33,537)
Balance – March 31, 2007	6,271,210	81,072	(1,732)	–	7,495	(74,713)	(866)	11,256
Proceeds from subscription
receivable	–	–	1,732	–	–	–	–	1,732
Common stock subscribed at
CDN$0.10 per share	–	–	–	4,722	–	–	–	4,722
Donated services and rent	–	–	–	–	8,713	–	–	8,713
Foreign currency translation	–	–	–	–	–	–	1,307	1,307
Net loss for the year	–	–	–	–	–	(82,405)	–	(82,405)
Balance – March 31, 2008	6,271,210	81,072	–	4,722	16,208	(157,118)	441	(54,675)

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2008

1.	Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2008, the Company has a working capital deficiency of $55,532 and accumulated losses of $157,118 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On August 7, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission, which was declared effective on September 13, 2007, to register 1,935,000 shares of common stock for sale by the Company at $0.10 per share for gross proceeds of $193,500. As at March 31, 2008, the Company has yet to raise any funds relating to the SB-2.

The Company plans to commence providing services to schools and estimates operating expenses and working capital requirements for the next twelve month period to be approximately $100,000. The Company has no income from operations, and will require additional funds to implement its plans. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is March 31.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2008

2.	Summary of Significant Accounting Policies (continued)

b)	Use of Estimates

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2008, there are no dilutive potential common shares.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2008 and 2007, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Property and Equipment

Property and equipment consists of computer hardware, is recorded at cost and is depreciated on a straight line basis over an estimated useful life of three years.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2008

2.	Summary of Significant Accounting Policies (continued)

g)	Website Development Costs

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

h)	Long-Lived Assets

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

i)	Financial Instruments

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, amounts due to related parties, and notes payable approximate their carrying values due to the immediate or short- term maturity of the financial instrument.

j)	Income Taxes

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

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2008

2.	Summary of Significant Accounting Policies (continued)

k)	Foreign Currency Translation

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

l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options and has had no unvested share based payments since inception.

m)	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2008

2.	Summary of Significant Accounting Policies (continued)

m)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3.	Property and Equipment

			March 31,	March 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer equipment	2,126	1,269	857	1,459

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2008

4.	Accrued Liabilities

At March 31, 2008, accrued liabilities of $5,620 consist of $4,510 (2007 - $2,672) of professional fees, and $1,110 (2007 - $nil) of accrued interest.

5.	Related Party Transactions

a)

The President provides office premises to the Company valued at CDN$250 per month. During the year ended March 31, 2008, donated rent of $2,904 (2007 - $2,635) was charged to operations. During the year ended March 31, 2008, the Company recognized $5,809 for donated management services at CDN$500 per month provided by the President of the Company. During the year ended March 31, 2007, the Company incurred management services of $3,133 to the President of the Company.

	b)	As at March 31, 2008, the Company owes $11,326 (2007 - $2,203) to the President of the Company. The amount owing is unsecured, non-interest bearing and is due on demand.

c)

During the year ended March 31, 2008, the President of the Company loaned the Company $14,613 (CDN $15,000), a company controlled by the President of the Company loaned the Company $15,587 (CDN $16,000) and a director of the Company loaned the Company a further $4,871 (CDN $5,000). These loans are repayable on dates falling between October 1, 2008 and March 23, 2009. All of the notes bear interest at a rate of 10% per annum and are secured by all of the assets of the Company.

6.	Common Stock

	a)	On May 25, 2007, the Company accepted stock subscriptions for 50,000 shares at CDN$0.10 per share for gross proceeds of $4,722. At March 31, 2008, this amount is recorded in common stock subscribed.

	b)	On March 31, 2007, the Company issued 577,500 shares of common stock at CDN$0.10 per share for gross proceeds of $50,018, of which $1,732 was received during the fiscal year ended March 31, 2008.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2008

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company ha adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. The Company has not incurred non-capital losses as scheduled below:

Year of		Year of
Loss	Amount	Expiration
2005	$18,251	2015
2006	18,043	2026
2007	28,375	2027
2008	73,240	2028
	$137,909

Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

The reconciliation of income tax attributable to continuing operations to income tax expense computed at the statutory tax rates of 34% is:

	2008	2007
	$	$
Income tax benefit computed at statutory rates	28,117	11,443
Permanent differences	(3,098)	(1,711)
Temporary differences	(29)	(50)
Unrecognized tax losses	(24,990)	(9,682)
Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2008	2007
	$	$
Deferred income tax assets
Net losses carried forward	47,842	22,065
Other	434	370
Valuation allowance	(48,276)	(22,435)
Net deferred income tax asset	–	–

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2008

8.	Subsequent Event

On April 8, 2008, three shareholders agreed to return for cancellation an aggregate of 1,200,000 shares of common stock to treasury for no consideration.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We engaged the firm of Manning Elliott LLP, Chartered Accountants (“Manning Elliott”), to audit our financial statements as of March 31, 2008 and March 31, 2007 and for the years then ended and accumulated for the period from November 6, 1997 (date of inception) to March 31, 2008. There has been no change in the accountants and no disagreements with Manning Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure

Item 8A. Controls and Procedures.

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Principal Executive Officer, who also is our Principal Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer, who is our also our principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Stuart Wooldridge	President, Secretary and Director	47	May 2, 2003
Qiang Benjamin Han	Director	25	July 31, 2007
Paul Clark	Director	46	July 31, 2007
Sherri Macdonald	Director	44	July 31, 2007

Set forth below is a brief description of the background and business experience of each of our directors and executive officers for the past five years:

Stuart Wooldridge – President, Secretary and Director

Stuart Wooldridge was appointed as our President, Secretary and Director on May 2, 2003. Since January, 1993 he has been a self employed business consultant working with companies in the petroleum, automotive, and software sectors. He is a director and Audit Committee Chair of Vendtek Systems Inc., a company listed on the Toronto Stock Exchange’s Venture Exchange. He is a director of Yuntone Capital Corporation, a Capital Pool Company that is preparing a prospectus for listing on the TSX Venture Exchange. Since 2002, he has designed curriculum, served as Area Chair of Business, and taught domestic and international students at the University of Phoenix and the New York Institute of Technology. In 2006, he was awarded the Sperling Award for Teaching Excellence. He spends approximately 20 hours, or 50%, of his business time on the management of our company weekly.

He graduated with a Bachelor of Commerce degree from the University of British Columbia in April, 1984 and a Masters of Business Administration degree from the University of British Columbia in November 1992.

Qiang Benjamin Han - Director

Qiang Benjamin Han was appointed as a Director on July 31, 2007. He earned his Master of Business Administration degree from NYIT in August 2006.

From May 2006 to April 2007, he was the chief representative and general manager of Beijing Blenz Coffee Ltd., responsible for development of franchised coffee restaurants in China. From 2004 to 2006, he was an international student assistant for Kwantlen University in Vancouver, British Columbia. Mr. Han plans to dedicate approximately 4 hours a week to the affairs of our company.

Paul Clark - Director

Paul Clark was appointed as a Director on July 31, 2007.

Since 1999, he has provided marketing consulting and research services to clients wishing to expand their operations in China. He is fluent in Mandarin, and resided in Shanghai frequently since 1990. His experience also includes teaching as a sessional instructor with Thompson Rivers University in Kamloops, British Columbia.

He graduated with a Bachelor of Arts degree from the University of Victoria in April 1987 and earned his Masters of Business Administration degree from the Ivey School of Business in April 2002. Mr. Clark plans to dedicate approximately 4 hours a week to the affairs of our company.

Sherri Macdonald - Director

Sherri Macdonald was appointed as a Director on July 31, 2007.

Sherri Macdonald has experience in project management in both business and not-for-profit sectors. In the course of her duties as the president of a private holding company she oversees the management of diverse investments and businesses including land holdings, a manufacturing company and a stock portfolio.

Since 1999, she has managed private holding companies in a number of industries in the Summerland BC region. Between 2000 and 2004 she was regional manager for Junior Achievement BC. She graduated with a Bachelor of Science (Honours) in November 1986 and a Master of Public Administration in November 1991, both from the University of Victoria.

She is a director and Compensation Committee Chairperson of Vendtek Systems Inc., a company listed on the Toronto Stock Exchange’s Venture Exchange. She will devote approximately four hours per week on company business.

Significant Employees

Currently our only employee is Stuart Wooldridge our President, Secretary and Director. At present we do not anticipate hiring employees in the near future. However, we will hire independent contractors.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) ;

3.

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4.

Being found by a court of competent jurisdiction (in a civil action) , the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Stuart Wooldridge	1	1	N/A
Qiang Benjamin Han	1 (1)	1 (1)	1 (1)
Paul Clark	1(2)	1(2)	1(2)
Sherri Macdonald	1	1	N/A
Kevin James	1	1	N/A

1Mr. Han has not filed any insider reports
2Mr. Clark has not filed any insider reports

Code of Ethics

We have not yet adopted a Code of Ethics but intend to do so in the near future.

Committees of the Board of Directors

All proceedings of the board of directors for the year from inception to March 31, 2008, were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of the directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Stuart Wooldridge, at the address appearing on the first page of this annual report.

ITEM 10. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended March 31, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended March 31, 2008 and 2007 are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Stuart Wooldridge(1)	2008 2007	Nil 3,133	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 3,133

[1]	Stuart Wooldridge was appointed as our President, Secretary and Director on May 2, 2003. Mr. Wooldridge received compensation in form of management service fees from our company.

Outstanding Equity Awards at Fiscal Year-End

As at March 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our principal executive officer or two other most highly compensated executive officers.

Compensation of Directors

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended March 31, 2007, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Agreements with our Named Executive Officers

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted a stock option plan and have not granted any stock options. Accordingly, no stock based compensation has been recorded to date.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

Security ownership of certain beneficial owners.

As of July 8, 2008, there were 5,071,210 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Title of Class of Shares	Name and Address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
common shares	Paul Clark 1040 – 8th Avenue Salmon Arm, BC V1E 4A4	5,000	0.10%
common shares	Qian Benjamin Han Fang Zhuang Fang Cheng Yuan 1 Qu 1# Lou Ding Men 603, Feng Tai District, Beijing, P.R China Post Code:100078	100,000	1.97%
common shares	StuartWooldridge 1685 – 58A Street Delta, BC V4L 1X5	4,206,210	82.94%
common shares	Sherry MacDonald(3) 1767 Keloka Drive Kelowna, BC V1Z 2Y3	25,000	0.49%
	Total Directors and Officers as a Group (4 persons)	4,336,210	85.51%

[1]

Regulation S-B under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 9, 2008.

[2]	Based on 5,071,210 shares outstanding as of July 8, 2008.
[3]	Ms. MacDonald holds her shares through her holding company, Trout Creek Point Holdings Ltd.

On July 2, 2008, Messrs. Wooldridge, Han and Clark and Ms. MacDonald entered into an agreement with SGB C&C Investment Ltd. to sell to SGB C&C Investment an aggregate of 2,635,000 shares of common stock. The purchase and sale of these shares of common stock is scheduled to complete on July 24, 2008 and at that time, SGB C&C Investment Ltd. will own 51.96% of our issued and outstanding shares of common stock and have effective control of our company.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended March 31, 2008 in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last three completed fiscal years.

1.	Mr. Stuart Wooldridge, our President, provides office premises to us valued at CDN$250 per month. During the year ended March 31, 2008, donated rent of $2,904 was charged to operations. During the year ended March 31, 2007, donated rent of $2,635 was charged to operations.

2.

During the year ended March 31, 2008, we incurred $5,809 for donated management services provided by Mr. Stuart Wooldridge, our President. During the year ended March 31, 2007, we incurred $3,133 for management services provided by Mr. Stuart Wooldridge, our President.

3.

As at March 31, 2008, we owe $11,326 to Mr. Stuart Wooldridge, our President. As at March 31, 2007, we owed $2,203 to Mr. Stuart Wooldridge, our President. The amount owing is unsecured, non-interest bearing and is due on demand.

During the year ended March 31, 2008, the President of the Company loaned the Company $14,613 (CDN $15,000), a company controlled by the President of the Company loaned the Company $15,587 (CDN $16,000) and a director of the Company loaned the Company a further $4,871 (CDN $5,000). These loans are repayable on dates falling between October 1, 2008 and March 23, 2009. All of the notes bear interest at a rate of 10% per annum and are secured by all of the assets of the Company.

Promoters

Our promoter is Stuart Wooldridge, our President, Secretary and Director.

Director Independence

Our common stock is not listed on any stock exchange or inter-dealer quotation system. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15) (the “Rule”). Under the Rule, a director is not considered to be independent if he or she is also an executive officer or employee of the company. The members of our board of directors also act as executive officers so we currently do not have any independent directors.

ITEM 13: EXHIBITS AND REPORTS

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by our reference to our registration statement on Form SB-2 filed on August 7, 2007)
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

- 22

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant Manning Elliott LLP, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended March 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and for the review of the financial statements included our quarterly reports on Form 10-QSB were as follows:

	Year Ended March 31
	2008	2007
Audit Fees and Audit Related Fees	$22,230	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$22,230	Nil

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

We do not use Manning Elliott LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Manning Elliott LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our board of directors; or,

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Manning Elliott LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

- 23

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.

By:

/s/ Stuart Wooldridge
Stuart Wooldridge
President, Secretary and Director
(Principal Executive Officer, acting Principal Financial Officer and Principal Accounting Officer)
July 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By           /s/ Stuart Wooldridge
                 Stuart Wooldridge
                 President, Secretary and Director
                 (Principal Executive Officer acting Principal Financial Officer and Principal Accounting Officer)
                 July 14, 2008

By:          /s/ Paul Clark
                 Paul Clark
                 Director
                 July 14, 2008

By:           /s/ Sherri Macdonald;
                 Sherri Macdonald
                 Director
                 July 14, 2008