Form 10-Q
period 2008-06-30
ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.
filed 2008-08-19
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to: _____________

Commission File Number: 333-145195

ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1685 - 58A Street, Delta BC Canada V4L 1X5
(Address of principal executive offices) (Zip code)

604-817-0534
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,071,210 common shares issued and outstanding as of August 12, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Orca International Language Schools, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended June 30, 2008 and for the period from inception (November 6, 1997) to June 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on July 14, 2008.

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	$	$
	(unaudited)
ASSETS
Current Assets
Cash	843	3,592
Accounts receivable	1,600	857
Prepaid expenses (Note 8)	25,243	–
Total Current Assets	27,686	4,449
Property and Equipment (Note 3)	685	857
Total Assets	28,371	5,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	3,919	7,964
Accrued liabilities (Note 4)	13,235	5,620
Due to related parties (Note 5)	12,549	11,326
Notes payable (Note 6)	72,646	35,071
Total Liabilities	102,349	59,981
Commitments and Contingencies (Note 1)
Stockholders’ Deficit
Common Stock, Unlimited shares authorized, without par value
5,071,210 shares issued and outstanding	81,072	81,072
Common stock subscribed	4,722	4,722
Donated Capital (Note 5(a))	18,436	16,208
Accumulated Other Comprehensive Loss	179	441
Deficit Accumulated During the Development Stage	(178,387)	(157,118)
Total Stockholders’ Deficit	(73,978)	(54,675)
Total Liabilities and Stockholders’ Deficit	28,371	5,306

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the
	November 6, 1997	Three Months	Three Months
	(Date of Inception) to	Ended	Ended
	June 30,	June 30,	June 30,
	2008	2008	2007
	$	$	$

Revenue	–	–	–
Expenses
Amortization	1,389	180	163
Automobile	26,189	1,099	1,523
General and administrative	32,441	999	925
Interest	1,999	889	–
Management fees (Note 5(a))	16,206	1,485	1,365
Professional fees	67,755	14,845	21,831
Rent (Note 5(a))	11,141	743	683
Travel	22,213	1,029	1,042
Total Expenses	179,333	21,269	27,532
Net Loss from Operations	(179,333)	(21,269)	(27,532)
Other Income
Gain on Disposal of Temporary Investments	946	–	–
Net Loss	(178,387)	(21,269)	(27,532)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	179	(262)	87
Comprehensive Loss	(178,208)	(21,531)	(27,444)
Net Loss Per Share – Basic and Diluted		–	–
Weighted Average Shares Outstanding		5,177,000	6,271,000

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated
	From	For the	For the
	November 6, 1997	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	June 30,	June 30,	June 30,
	2008	2008	2007

Operating Activities

Net loss	(178,819)	(21,269)	(27,532)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	1,393	180	163
Donated services	18,481	2,227	2,048
Changes in operating assets and liabilities:
Prepaid expenses	(27,521)	(25,243)	2,833
Accounts receivable	(1,545)	(736)	–
Accounts payable and accrued liabilities	16,568	3,465	7,511
Due to related party	44,383	1,136	1,202
Net Cash Used in Operating Activities	(128,006)	(40,240)	(13,775)

Financing Activities
Proceeds from notes payable	43,220	37,305	–
Proceeds from issuance of common stock	81,072	–	1,732
Proceeds from common stock subscribed	4,722	–	4,722
Net Cash Flows Provided by Financing Activities	120,865	37,305	6,454
Effect of exchange rate changes on cash	811	186	487
Decrease In Cash	3,592	(2,749)	(6,834)
Cash – Beginning of Period	–	3,592	14,225
Cash – End of Period	3,592	843	7,391

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
June 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2008, the Company has a working capital deficiency of $74,663 and accumulated losses of $178,387 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On August 7, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission, which was declared effective on September 13, 2007, to register 1,935,000 shares of common stock for sale by the Company at $0.10 per share for gross proceeds of $193,500. As at June 30, 2008, the Company has yet to raise any funds relating to the SB-2.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is March 31.

	b)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
June 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2008, there are no dilutive potential common shares.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2008, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments.

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

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
June 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	j)	Income Taxes

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
June 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

3.	Property and Equipment

			June 30,	March 31,
			2008	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,126	1,441	685	857

4.	Accrued Liabilities

Accrued liabilities of $13,235 at June 30, 2008 consist of $11,235 (March 31, 2008 - $4,510) of professional fees, and $2,000 (March 31, 2008 - $1,110) of accrued interest.

5.	Related Party Transactions

a)

The President provides donated office premises to the Company valued at CDN$250 per month. During the three month period ended June 30, 2008, donated rent of $743 (March 31, 2008 - $2,904) was charged to operations. During the three month period ended June 30, 2008, the Company also recognized $1,485 (2007 - $3,133) for donated management services at CDN$500 per month provided by the President of the Company.

	b)	As at June 30, 2008, the Company owes $12,549 (March 31, 2008 - $11,326) to the President of the Company. The amount owing is unsecured, non-interest bearing and is due on demand.

6.	Notes Payable

	a)	During the three month period ended June 30, 2008 the Company received two unsecured non-interest bearing loans with no specified terms of repayment totalling $7,854 ($8,000 CAD)

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
June 30, 2008
(unaudited)

6.	Notes Payable (continued)

b)

During the three month period ended June 30, 2008, a unrelated company loaned the Company $29,451 (CDN$30,000) for expenses to be incurred by the Company. If the share transfer described in Note 9 does not close before July 24, 2008, the portion of the $30,000 not consumed by disbursements or billings must be repaid.

c)

During the year ended March 31, 2008, the President of the Company loaned the Company $14,726 (CDN $15,000), a company controlled by the President of the Company loaned the Company $15,707 (CDN $16,000) and a director of the Company loaned the Company a further $4,908 (CDN $5,000). These loans are repayable on dates on dates falling between October 1, 2008 and March 23, 2009. All of the notes bear interest at a rate of 10% per annum and are secured by all of the assets of the Company.

7.	Common Stock

	a)	On April 8, 2008, three shareholders returned for cancellation an aggregate of 1,200,000 shares of common stock to treasury for no consideration.

	b)	On May 25, 2007, the Company accepted stock subscriptions for 50,000 shares at CDN$0.10 per share for gross proceeds of $4,722. At June 30, 2008, this amount is recorded in common stock subscribed.

8.	Prepaid Expenses

Prepaid expense represents prepaid legal fees related to the share acquisition agreement described in Note. 9.

9.	Subsequent Event

On July 24, 2008, pursuant to a share acquisition agreement, the President of the Company transferred 2,635,000 shares to a third party in consideration for $308,750. The transferred shares represent 51.96% of the issued and outstanding share capital resulting in a change of control of the Company. Current directors of the Company, except for the President agreed to resign as directors, and nominees of the controlling shareholder were appointed to the board of directors of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in section 1A entitled “Risk Factors” on page 10, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Orca” refer to Orca International Language Schools Inc., unless otherwise indicated.

Overview

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

Current Business

Our goal has been to provide management services to schools in the international education industry based on the principles of: improving their administrative, operational, marketing, sales and human resources functions; building links with other schools worldwide to foster student exchange; and repositioning the schools to concentrate their curriculum on preparing students for one of the three major English proficiency tests. We have been searching for a school as the initial client but we have not been successful in finding any such school. Since we have incurred losses since November 6, 1997, our board of directors has decided to explore the possibility of adopting a different business plan to protect our shareholders value.

Change of Control

On July 24, 2008, pursuant to the terms of a share transfer agreement dated July 2, 2008 among Stuart Wooldridge, SGB C&C Investment Ltd. and our company, SGB C&C Investment Ltd. acquired 2,635,000 shares of our common stock from Mr. Wooldridge. Under the terms of the agreement, subject to compliance with applicable securities laws, we agreed to appoint the nominees of SGB C&C Investment Ltd. to the our board of directors and all of our current directors except for Stuart Wooldridge agreed to resign as directors. The 2,635,000 shares of our common stock acquired by SGB C&C Investment Ltd. represented 51.96% of our total issued and outstanding share capital based on 5,071,210 of common shares issued and outstanding as of July 24, 2008. Accordingly, we include in our current report on Form 8-K (filed on August 6, 2008) information on the business of Orca International Language Schools, Inc. that would be required if we were filing a general form for registration of securities on Form 10.

Plan of Operation

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this registration statement and prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this registration statement and prospectus, particularly in section 1A entitled “Risk Factors” beginning on page 10.

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

We have been searching for a school as the initial client but we have not been successful in finding any such school. Since we have incurred losses totaling $178,387 since November 6, 1997 and have cash in the amount of $843 as at June 30, 2008, our board of directors has decided to explore the possibility of adopting a different business plan to protect our shareholders’ value.

Estimated Expenses for the Next 12 Month Period

We estimate our general administrative expenses and working capital requirements for the next 12-month period to be as follows:

Automobile	$6,000
Office Expenses	6,000
Telephone and Communications	2,000
Travel	10,000
Accounting	20,000
Legal	20,000
Total	$64,000

Liquidity and Capital Resources

	June 30, 2008	March 31, 2008
Current Assets	$27,686	$4,449
Current Liabilities	$102,347	$59,981
Working Capital Surplus (Deficit)	$(74,661)	$(55,532)

We do not currently have sufficient amount of cash to satisfy our cash requirements for the next 12 months. We expect to seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. We may not be able to obtain any additional financing on terms acceptable to us, if at all, or we may not raise as much as we need. If adequate additional funds are not available when required, we will have to delay, scale-back or eliminate some of our research or development activities or some other aspects of our operations and our business will be materially and adversely affected. If we raise additional funds through the sale of our equity securities, existing shareholders will experience a dilution of their interest in our company. Obtaining commercial loans or related party loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Revenue

We have earned no revenue since our inception. We are still in the development stage and do not anticipate earning any revenues until such time as we can establish an alliance with targeted companies to market or distribute the results of our research projects.

Expenses

We incurred operating expenses in the amount of $21,269 for the quarter ended June 30, 2008, compared with expenses of $27,532 the same period from the previous year.

We incurred the following operating expenses for the three month periods ended June 30, 2008:

	Three Months	Three Months
	Ended	Ended
Expenses	June 2008	June 2007
Amortization	$180	$163
Automobile	1,099	1,523
General and administrative	999	925
Interest	889	-
Management fees (Note 5(a))	1,485	1,365
Professional fees	14,845	21,831
Rent (Note 5(a))	743	683
Travel	1,029	1.042
	$21,269	$27,532

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Principal Executive Officer, who also is our Principal Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our Chief Executive Officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer, who is our also our principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to June 30, 2008 was $178,387. We had cash in the amount of $843 as of June 30, 2008. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $5,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 10, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our directors and executive officers, in the aggregate, beneficially own 33.55% of the issued and outstanding shares of our common stock and a principal shareholder beneficially owns 51.96% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our directors, executive officers and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

On July 24, 2008, pursuant to the terms of a share transfer agreement dated July 2, 2008 among Stuart Wooldridge, SGB C&C Investment Ltd. and our company, SGB C&C Investment Ltd. acquired 2,635,000 shares of our common stock from Mr. Wooldridge. Under the terms of the agreement, subject to compliance with applicable securities laws, we agreed to appoint the nominees of SGB C&C Investment Ltd. to the our board of directors and all of our current directors except for Stuart Wooldridge agreed to resign as directors. The 2,635,000 shares of our common stock acquired by SGB C&C Investment Ltd. represented 51.96% of our total issued and outstanding share capital based on 5,071,210 of common shares issued and outstanding as of July 24, 2008.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by our reference to our registration statement on Form SB-2 filed on August 7, 2007)
10.1	Share transfer agreement dated July 2, 2008 among Stuart Wooldridge, SGB C&C Investment Ltd. and our company (Incorporated by reference to our current report on Form 8-K filed on August 6, 2008).
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.

August 18, 2008

By:
/s/ Stuart Wooldridge
Stuart Wooldridge
President, Secretary and Director
(Principal Executive Officer, acting Principal Financial Officer and Principal Accounting Officer)