Form 10-Q
period 2008-09-30
ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.
filed 2008-11-14
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to:________________

Commission File Number: 000-53490

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,071,210 common shares issued and outstanding as of November 14, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Orca International Language Schools, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Our financial statements are stated in United States dollars and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended September 30, 2008 and for the period from inception (November 6, 1997) to September 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on July 14, 2008.

Orca International Language Schools Inc.
(A Development Stage Company)

September 30, 2008

Orca International Language Schools Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30	March 31,
	2008	2008
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	830	3,592
Accounts receivable	2,577	857
Prepaid expenses (Note 3)	4,039	–
Total Current Assets	7,446	4,449
Property and Equipment (Note 4)	487	857
Total Assets	7,933	5,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	–	7,964
Accrued liabilities (Note 5)	368	5,620
Due to related parties (Note 6(c))	44,347	11,326
Notes payable (Note 7)	4,718	35,071
Total Liabilities	49,433	59,981
Commitments and Contingencies (Note 1)
Stockholders’ Deficit
Common Stock, Unlimited shares authorized, without par value
5,071,210 and 6,271,210 shares issued and outstanding, respectively	81,072	81,072
Common Stock Subscribed (Note 8(c))	–	4,722
Donated Capital (Note 6(a))	71,435	16,208
Accumulated Other Comprehensive Income	1,624	441
Deficit Accumulated During the Development Stage	(195,631)	(157,118)
Total Stockholders’ Deficit	(41,500)	(54,675)
Total Liabilities and Stockholders’ Deficit	7,933	5,306

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the		For the
	November 6, 1997	Three Months		Six Months
	(Date of Inception) to	Ended		Ended
	September 30,	September 30,		September 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Amortization	1,564	175	163	355	326
Automobile	26,173	–	2,982	1,083	4,506
General and administrative	34,071	1,620	748	2,629	1,671
Interest	2,108	121	–	998	–
Management fees (Note 6(a))	17,647	1,441	1,434	2,926	2,799
Professional fees	88,757	20,904	9,302	35,847	31,133
Rent (Note 6(a))	11,862	720	716	1,463	1,399
Travel	22,197	–	530	1,014	1,572

Total Expenses	204,379	24,981	15,875	46,315	43,406

Net Loss from Operations	(204,379)	(24,981)	(15,875)	(46,315)	(43,406)

Other Income

Forgiveness of debt	7,802	7,802	–	7,802	–
Gain on disposal of temporary investments	946	–	–	–	–

Net Loss	(195,631)	(17,179)	(15,875)	(38,513)	(43,406)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	1,624	1,327	(944)	1,183	(857)

Comprehensive Loss	(194,007)	(15,852)	(16,819)	(37,330)	(44,263)

Net Loss Per Share – Basic and Diluted		–	–	(0.01)	(0.01)

Weighted Average Shares Outstanding		5,071,000	6,271,000	5,124,000	6,271,000

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated
	From	For the	For the
	November 6, 1997	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	September 30,	September 30,	September 30,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss	(195,631)	(38,513)	(43,406)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	1,564	355	326
Donated services	20,596	4,388	4,198
Forgiveness of debt	(7,802)	(7,802)	–
Gain on sale of temporary investments	(946)	–	–
Changes in operating assets and liabilities:
Prepaid expenses	(5,368)	(4,039)	3,016
Accounts receivable	(2,529)	(1,748)	–
Accounts payable and accrued liabilities	1,859	(11,114)	13,037
Due to related party	15,225	2,578	3,367
Net Cash Used in Operating Activities	(173,032)	(55,895)	(19,462)
Investing Activities
Purchase of temporary investments	(1,785)	–	–
Proceeds from sale of temporary investments	2,795	–	–
Purchase of property and equipment	(1,957)	–	–
Net Cash Provided Used In Investing Activities	(947)	–	–

Financing Activities
Proceeds from notes payable	42,619	7,548	–
Advances from related parties	44,346	44,346	–
Proceeds from issuance of common stock	81,072	–	1,732
Proceeds from common stock subscribed	4,722	–	4,722
Net Cash Flows Provided by Financing Activities	172,759	51,894	6,454
Effect of exchange rate changes on cash	2,050	1,239	(146)
Increase (Decrease) In Cash	830	(2,762)	(13,154)
Cash – Beginning of Period	–	3,592	14,225
Cash – End of Period	830	830	1,071

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2008
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2008, the Company has a working capital deficiency of $41,987 and accumulated losses of $195,631 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On August 7, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission, which was declared effective on September 13, 2007, to register 1,935,000 shares of common stock for sale by the Company at $0.10 per share for gross proceeds of $193,500. As at September 30, 2008, the Company has yet to raise any funds relating to the SB-2.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is March 31.

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2008, included in the Company’s Annual Report on Form 10-K filed on July 14, 2008, with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2008, and the results of its operations and cash flows for the three and six months ended September 30, 2008 and 2007. The results of operations for the three and six months ended September 30, 2008, are not necessarily indicative of the results to be expected for future quarters or the full year.

	c)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, donated expenses, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2008, there are no dilutive potential common shares.

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2008, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Property and Equipment

Property and equipment consists of computer hardware, is recorded at cost, and is depreciated on a straight line basis over an estimated useful life of three years.

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

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	k)	Income Taxes

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
September 30, 2008
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

3.	Prepaid Expenses

Prepaid expenses consist of prepaid legal fees.

4.	Property and Equipment

			September 30,	March 31,
			2008	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,126	1,639	487	857

5.	Accrued Liabilities

Accrued liabilities at September 30, 2008, consist of $368 (March 31, 2008 - $1,110) of accrued interest and $nil (March 31, 2008 - $4,510) of professional fees.

6.	Related Party Transactions

a)

The former President of the Company provides donated office premises to the Company valued at CDN$250 per month. During the six month period ended September 30, 2008, donated rent of $1,463 (March 31, 2008 - $2,904) was charged to operations. During the six month period ended September 30, 2008, the Company also recognized $2,926 (2007 - $3,133) for donated management services at CDN$500 per month provided by the former President of the Company.

	b)	As at September 30, 2008, amounts owing to the former President of the Company of $45,962 were donated to the Company and recorded as donated capital.

c)

During the six month period ended September 30, 2008, a significant shareholder loaned the Company $44,347 (CDN$47,002) for expenses to be incurred by the Company. The amount is non-interest bearing, unsecured, and due on demand.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2008
(unaudited)

7.	Notes Payable

a)

During the six month period ended September 30, 2008, two unsecured non-interest bearing loans with no specified terms of repayment totalling $7,802 ($8,000 CAD) were forgiven. During the period, the Company recorded a gain on forgiveness of debt of $7,802.

b)

During the year ended March 31, 2008, a former director of the Company loaned the Company $4,718 (CDN $5,000). This loan is repayable on December 20, 2008. This note bears interest at a rate of 10% per annum and is secured by all of the assets of the Company.

8.	Common Stock

a)

On July 24, 2008, pursuant to a share acquisition agreement, the former President of the Company transferred 2,635,000 shares to a third party in consideration for $308,750. The transferred shares represent 51.96% of the issued and outstanding share capital resulting in a change of control of the Company.

	b)	On April 8, 2008, three shareholders returned for cancellation an aggregate of 1,200,000 shares of common stock to treasury for no consideration.

c)

On May 25, 2007, the Company accepted stock subscriptions from a director of the Company for 50,000 shares at CDN$0.10 per share. During the six month period ended September 30, 2008, $4,722 amount was donated to the Company. The Company recorded this amount as an increase in donated capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in section 1A entitled “Risk Factors” on page 15, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On September 9, 2008 we appointed Mr. Xin Li to be a director of our company. Also on September 9, 2008, Paul Clark, Qiang Benjamin Han and Sherri Ann Macdonald resigned as directors of our company and Stuart Wooldridge resigned as our president and secretary. Xin Li will act as our president, CEO, secretary, and treasurer.

Results of Operations

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

We have been searching for a school as the initial client but we have not been successful in finding any such school. Since we have incurred losses totaling $195,631 since November 6, 1997 and have cash in the amount of $830 as at September 30, 2008, our board of directors has decided to explore the possibility of adopting a different business plan to protect our shareholders’ value.

Revenue

We have earned no revenue since our inception. We are still in the development stage and do not anticipate earning any revenues until such time as we can establish an alliance with targeted companies to market or distribute the results of our research projects.

Expenses

We incurred operating expenses in the amount of $24,981 for the quarter ended September 30, 2008, compared with expenses of $15,875 the same period from the previous year.

We incurred the following operating expenses for the three month periods ended September 30, 2008:

	Three	Three			Six	Six	Percentage
	Months	Months			Months	Months	Increase /
	Ended	Ended	Percentage		Ended	Ended	(Decrease)
	September	September	Increase /		September	September
Expenses	2008	2007	(Decrease)		2008	2007
Amortization	$175	$163	7.36%		$355	$326	8.90%
Automobile	Nil	2,982	(100%	)	1,083	4,506	(75.97%	)
General and administrative	1,620	748	116.58%		2,629	1,671	57.33%
Interest	121	Nil	N/A		998	Nil	N/A

	Three	Three			Six	Six	Percentage
	Months	Months			Months	Months	Increase /
	Ended	Ended	Percentage		Ended	Ended	(Decrease)
	September	September	Increase /		September	September
Expenses	2008	2007	(Decrease)		2008	2007
Management fees	1,441	1,434	0.49%		2,926	2,799	4.54%
Professional fees	20,904	9,302	124.73%		35,847	31,133	15.14%
Rent	720	716	0.56%		1,463	1,399	4.57%
Travel	Nil	530	(100%	)	1,014	1,572	(35.50%	)
	$24,981	$15,875	57.36%		$46,315	$43,406	6.70%

Estimated Expenses for the Next 12 Month Period

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

We estimate our general administrative expenses and working capital requirements for the next 12-month period to be as follows:

Automobile	$6,000
Office Expenses	6,000
Telephone and Communications	2,000
Travel	10,000
Accounting	20,000
Legal	20,000
Total	$64,000

Liquidity and Capital Resources

	September 30, 2008	March 31, 2008
Current Assets	$7,446	$4,449
Current Liabilities	$49,433	$59,981
Working Capital Surplus (Deficit)	$(41,987)	$(55,532)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Principal Executive Officer, who also is our Principal Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our Chief Executive Officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to September 30, 2008 was $195,631. We had cash in the amount of $830 as of September 30, 2008. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $5,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 10, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our directors and executive officers, in the aggregate, beneficially own 51.96% of the issued and outstanding shares of our common stock and a principal shareholder beneficially owns 30.98% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our directors, executive officers and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Our directors and executive officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Our directors and executive officers are involved in other business activities. Xin Li, our President, Secretary and Director spends approximately 20 hours, or 50%, of his business time on the management of our company and our other director, Stuart Wooldridge, spends approximately ten hours, or 20%, of his business time on the management of our company. As a result of their other business endeavors, they may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of their other business interests.

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

On September 9, 2008 we appointed Mr. Xin Li to be a director of our company. Also on September 9, 2008, Paul Clark, Qiang Benjamin Han and Sherri Ann Macdonald resigned as directors of our company and Stuart Wooldridge resigned as our president and secretary. Xin Li will act as our president, CEO, secretary, and treasurer.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
10.1	Share transfer agreement dated July 2, 2008 among Stuart Wooldridge, SGB C&C Investment Ltd. and our company (attached as an exhibit to our current report on Form 8-K filed on August 6, 2008).
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008

ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.

By:

/s/ Xin Li
Xin Li
President, CEO, Secretary and Director
(Principal Executive Officer, acting Principal Financial Officer and Principal Accounting Officer)