Form 10-Q
period 2008-12-31
ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.
filed 2009-02-23
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to: ______________

Commission File Number: 000-53490

ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 909 – 6081 No. 3 Road, Richmond, Vancouver, BC Canada V6Y 2B2
(Address of principal executive offices) (Zip code)

604-304-3315
(Registrant’s telephone number, including area code)

1685 - 58A Street, Delta BC Canada V4L 1X5
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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,071,210 common shares issued and outstanding as of February 16, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Orca International Language Schools, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Our financial statements are stated in United States dollars and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the nine month period ended December 31, 2008 and for the period from inception (November 6, 1997) to December 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on July 14, 2008.

Orca International Language Schools Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31,	March 31,
	2008	2008
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	108,804	3,592
Current assets of discontinued operations (Note 8)	757	857
Total Current Assets	109,561	4,449
Property and Equipment (Note 3)	274	857
Total Assets	109,835	5,306

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	82	7,964
Accrued liabilities (Note 4)	-	5,620
Due to related parties (Note 5(c))	42,566	11,326
Notes Payable (Note 6)	-	35,071
Total Liabilities	42,648	59,981

Shareholders' Equity (Deficit)
Common Stock, Unlimited shares authorized, without par value
5,071,210 shares issued and outstanding	198,857	81,072
Common Stock Subscribed (Note 7(c))	-	4,722
Donated Capital (Note 5(a))	71,435	16,208
Accumulated Other Comprehensive Income	8,594	441
Deficit Accumulated During the Development Stage	(211,698)	(157,118)
Total Stockholders' Equity (Deficit )	67,188	(54,675)
Total Liabilities and Stockholders' Equity (Deficit)	109,835	5,306

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated from
	November 6, 1997	For the		For the
	(Date of	Three months		Nine months
	Inception) to	Ended		Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$
Revenue	-	-	-	-	-

Expenses:
Amortization	1,710	148	216	502	542
Automobile	684	-	-	684	-
General and administrative	35,682	1,322	2,804	4,240	4,475
Interest	2,122	14	-	1,012	-
Management fees (Note 5(a))	17,478	-	1,518	2,757	4,317
Professional fees	100,908	12,151	12,181	47,998	43,314
Rent (Note 6(a))	13,845	1,983	759	3,446	2,158
Travel	478	-	-	478	-

Total Expenses	(172,907)	15,618	17,478	61,117	54,806

Net Loss from Continuing Operations	(172,907)	(15,618)	(17,478)	(61,117)	(54,806)

Other Income
Forgiveness of debt	7,351	-	-	7,351	-
Gain on disposal of temporary
investments	946	-	-	-	-

Net Loss before Discontinued Operations	(164,610)	(15,618)	(17,478)	(53,766)	(54,806)

Discontinued Operations (Note 8)	(47,087)	-	(7,904)	(814)	(13,982)

Net Loss	(211,697)	(15,618)	(25,382)	(54,580)	(68,788)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	8,594	6,968	105	8,152	(752)
Comprehensive Loss	(203,103)	(8,650)	(25,277)	(46,428)	(69,540)

Net Loss Per Share - Basic and Diluted		-	-	(0.01)	(0.01)

Weighted Average Shares Outstanding		5,071,000	6,271,000	5,106,000	6,271,000

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated from	For the	For the
	November 6, 1997	Nine months	Nine months
	(Date of Inception) to	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net Loss	(211,697)	(54,580)	(68,788)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization	1,711	502	542
Donated services	68,252	52,044	6,475
Forgiveness of debt	(7,351)	(7,351)	-
Gain on sale of temporary investment	(946)	-	-

Changes in operating assets and liabilities
Prepaid expenses	(1,329)		3,026
Accounts receivable	(816)	(35)	(341)
Accounts payable and accrued liabilities	1,608	(11,365)	8,462
Due to related parties	12,647	-	9,238
Net Cash Used in Operating Activities	(137,921)	(20,785)	(41,387)

Investing Activities
Purchase of temporary investments	(1,785)	-	-
Proceeds from sale of temporary investments	2,795	-	-
Purchase of property and equipment	(1,957)	-	-
Net Cash Provided Used in Investing Activities	(947)	-	-

Financing Activities
Proceeds from (repayment of) notes payable	12,083	(22,988)	25,220
Advances from related parties	33,021	33,021	1,732
Proceeds from common stock subscribed	203,579	117,785	4,722
Net Cash Flows Provided by Financing Activities	248,683	127,818	31,674
Effect of exchange rate changes on cash	(1,011)	(1,821)	(235)
Increase (Decrease) In Cash	108,804	105,212	(9,948)
Cash - Beginning of period	-	3,592	14,225
Cash - End of period	108,804	108,804	4,277

Supplemental Disclosures
Interest paid	458	458	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
December 31, 2008
(unaudited)

1.	Development Stage Company

Orca International Language Schools Inc. (the “Company”) was incorporated in British Columbia, Canada on November 6, 1997. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. During the third quarter of 2008, the Company changed its principal business from the language education business to energy investment.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2008, the Company has a working capital of $66,913 and accumulated losses of $211,698 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2008, and the results of its operations and cash flows for the three and nine months ended December 31, 2008 and 2007. The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of the results to be expected for future quarter or the full year.

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
December 31, 2008
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2008, there are no dilutive potential common shares.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments.

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
December 31, 2008
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
December 31, 2008
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

3.	Property and Equipment

			December 31,	March 31,
			2008	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,126	1,852	274	857

4.	Accrued Liabilities

Accrued liabilities as at December 31, 2008, consist of $nil (March 31, 2008 - $1,110) of accrued interest and $nil (March 31, 2008 - $4,510) of professional fees.

5.	Related Party Transactions

a)

From October 1, 2008, the Company paid monthly rent fee of CDN$750 to KBM Management Services Ltd. Until September 30, 2008, the former President of the Company provided donated office premises to the Company valued at CDN$250 per month. During the nine month period ended December 31, 2008, donated rent of $1,378 (2007 - $2,158) was charged to operations. During the nine month period ended December 31, 2008, the Company also recognized $2,757 (2007-$4,317) for donated management services at CDN$500 per month provided by the former President of the Company until September 30, 2008.

b)	As at December 31, 2008, amounts owing to the former President of the Company of $43,313 were donated to the Company and recorded as donated capital.

c)

During the nine month period ended December 31, 2008, the significant shareholder, SGB C &C Investment Ltd. loaned the Company $42,566 (CDN$51,846) for expenses to be incurred by the Company. The amount is non-interest bearing, unsecured, and due on demand.

Orca International Language Schools Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
December 31, 2008
(unaudited)

6.	Notes Payable

a)

During the nine month period ended December 31, 2008, two unsecured non-interest bearing loans with no specified terms of repayment totalling $7,351 ($8,000 CAD) were forgiven. During the period, the Company recorded a gain on forgiveness of debt of $7,351.

b)

During the year ended March 31, 2008, a former director of the Company loaned the Company $4,718 (CDN $5,000). This note bears interest at a rate of 10% per annum and is secured by all of the assets of the Company. Total principal and interest $4,481 (CDN$5,458) has been repaid on December 23, 2008.

7.	Common Stock

a)

On November 12, 2008, the Company entered into a subscription agreement with the significant shareholder, SGB C &C Investment Ltd. for the sale of 1,500,000 common shares for gross proceeds of CDN$150,000. Subsequent to the sale, SGB C &C Investment Ltd. owns 4,135,000 common shares which represent 81.54% of the issued and outstanding shares of the Company.

	b)	On November 12, 2008, the former President of the Company voluntarily returned 1,500,000 common shares to the Company for cancellation.

c)

On July 24, 2008, pursuant to a share acquisition agreement, the former President of the Company transferred 2,635,000 shares to the significant shareholder, SGB C &C Investment Ltd. in consideration for $308,750. The transferred shares represent 51.96% of the issued and outstanding common share capital resulting in a change of control of the Company.

	d)	On April 8, 2008, three shareholders returned for cancellation an aggregate of 1,200,000 shares of common stock to treasury for no consideration.

e)

On May 25, 2007, the Company accepted stock subscriptions for 50,000 shares at CDN$0.10 per share for gross proceeds of $4,722. During the six month period ended September 30, 2008, this amount was donated to the Company. The Company recorded this amount as an increase in donated capital.

8.	Discontinued Operations

On September 30, 2008, the Company discontinued all operations related to the language education business. The results of discontinued operations are summarized as follows:

	Accumulated
	from November 6,
	1997 (Date of	Nine Months	Nine Months
	Inception) to	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2008	2007
	$	$	$

Expenses
Automobile	25,426	336	7,276
Travel	21,661	478	6,706
Total Expenses	47,087	814	13,982
Net Loss	(47,087)	(814)	(13,982)

As at December 31, 2008 and 2007, the results of operations, assets and liabilities of the language education business have been reported as discontinued operations.

	December 31,	December 31,
	2008	2007
	$	$

GST receivable	757	857
Current assets of discontinued operations	757	857

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in section 1A entitled “Risk Factors” on page 7, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Current Business

Our goal originally was to provide management services to schools in the international education industry based on the principles of: improving their administrative, operational, marketing, sales and human resources functions; building links with other schools worldwide to foster student exchange; and repositioning the schools to concentrate their curriculum on preparing students for one of the three major English proficiency tests. We have been searching for a school as the initial client but we have not been successful in finding any such school. Since we have incurred losses since November 6, 1997, our board of directors has decided to explore the possibility of adopting a different business plan to protect our shareholders value.

Change of Control

On July 24, 2008, pursuant to the terms of a share transfer agreement dated July 2, 2008 among Stuart Wooldridge, SGB C&C Investment Ltd. and our company, SGB C&C Investment Ltd. acquired 2,635,000 shares of our common stock from Mr. Wooldridge. The 2,635,000 shares of our common stock acquired by SGB C&C Investment Ltd. represented 51.96% of our total issued and outstanding share capital based on 5,071,210 of common shares issued and outstanding as of July 24, 2008. Accordingly, we included in our current report on Form 8-K (filed on August 6, 2008) information on the business of Orca International Language Schools, Inc. that would be required if we were filing a general form for registration of securities on Form 10.

On September 9, 2008, we appointed Mr. Xin Li to be a director of our company. Also on September 9, 2008, Paul Clark, Qiang Benjamin Han and Sherri Ann Macdonald resigned as directors of our company and Stuart Wooldridge resigned as our president and secretary. Xin Li will act as our president, CEO, secretary, and treasurer.

Results of Operations

Our goal originally was to provide management services to schools in the international education industry based on the principles of: improving their administrative, operational, marketing, sales and human resources functions; building links with other schools worldwide to foster student exchange; and repositioning the schools to concentrate their curriculum on preparing students for one of the three major English proficiency tests.

We have been searching for a school as the initial client but we have not been successful in finding any such school. Since we have incurred losses totaling $203,103 since November 6, 1997 and have cash in the amount of $108,804 as at December 31, 2008, our board of directors has decided to explore the possibility of adopting a different business plan to protect our shareholders’ value.

Revenue

We have earned no revenue since our inception. We are still in the development stage and do not anticipate earning any revenues until such time as we can establish an alliance with targeted companies to market or distribute the results of our research projects.

Expenses

We incurred operating expenses in the amount of $15,618 for the quarter ended December 31, 2008, compared with expenses of $17,478 for the same period from the previous year.

We incurred the following operating expenses for the three and nine month periods ended December 31, 2008:

	Three	Three			Nine	Nine	Percentage
	Months	Months			Months	Months	Increase /
	Ended	Ended	Percentage		Ended	Ended	(Decrease)
	December	December	Increase /		December	December
Expenses	31, 2008	31, 2007	(Decrease)		31, 2008	31, 2007
Amortization	$148	$216	(31.48%	)	$502	$542	(7.38%	)
Automobile	Nil	Nil	0%		684	Nil	100%
General and administrative	1,322	2,804	(52.87%	)	4,240	4,475	(5.27%	)

	Three	Three			Nine	Nine	Percentage
	Months	Months			Months	Months	Increase /
	Ended	Ended	Percentage		Ended	Ended	(Decrease)
	December	December	Increase /		December	December
Expenses	31, 2008	31, 2007	(Decrease)		31, 2008	31, 2007
Management fees	Nil	1,518	(100%	)	2,757	4,317	(36.14%	)
Professional fees	12,151	12,181	(0.25%	)	47,998	43,314	10.81%
Rent	1,983	759	161.26%		3,446	2,158	59.68%
Travel	Nil	Nil	N/A		478	Nil	100%
	$15,618	$17,478	(10.64%	)	$61,117	$54,806	(11.52%	)

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

We estimate our general administrative expenses and working capital requirements for the next 12-month period to be as follows:

Automobile	$6,000
Office Expenses	6,000
Telephone and Communications	2,000
Travel	10,000
Accounting	20,000
Legal	20,000
Total	$64,000

Liquidity and Capital Resources

	December 31, 2008	March 31, 2008
Current Assets	$109,561	$4,449
Current Liabilities	$42,648	$59,981
Working Capital Surplus (Deficit)	$66,913	$(55,532)

In order to proceed with our plan of operations, as discussed above, including approximately $64,000 over the next 12 months to pay for our ongoing general and administrative expenses, we raised CDN$150,000 by way of a private placement of equity securities in our company. On November 12, 2008, we entered into a subscription agreement with SGB C&C Investment Ltd. for the sale of 1,500,000 common shares at a price of CDN$0.10 per share for gross proceeds of CDN$150,000. Although we have sufficient cash to pay for our ongoing general and administrative expenses for the next 12 months, we will require additional financing in order to continue operations, to repay our liabilities and sustain our plan of operations. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Principal Executive Officer, who also is our Principal Financial Officer, concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our Chief Executive Officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to December 31, 2008 was $211,698. We had cash in the amount of $108,804 as of December 31, 2008. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $5,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 10, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our directors and executive officers, in the aggregate, beneficially own over 81.50% of the issued and outstanding shares of our common stock with a principal shareholder beneficially owns 81.50% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our directors, executive officers and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2008, we issued 1,500,000 common shares at a price of CDN$0.10 per share for gross proceeds of CDN$150,000 to one non-U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) in an offshore transaction. In issuing these common shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On November 12, 2008, Stuart Wooldridge, a director of our company, voluntarily returned 1,500,000 common shares to our company for cancellation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 14, 2009, we held our annual and special general meeting of stockholders as scheduled. At this meeting, our stockholders were requested to approve the following items of business:

Appointment and Remuneration of Auditor

The stockholders approved a resolution appointing Manning Elliott LLP, Chartered Accountants as our independent auditors for the fiscal year ending September 30, 2009 and fixed their remuneration, with the following votes:

For	Against	Abstain	Broker Non-Votes
4,476,250	0	0	0

Fixing Number of Directors

The stockholders approved a resolution to set the number of directors at three.

For	Against	Abstain	Broker Non-Votes
4,476,250	0	0	0

Election of Directors

The stockholders approved a resolution and elected Xin Li, Stuart Wooldridge and Jun Huang to serve as directors of our company with the following votes:

	For	Withheld
Xin Li	4,476,250	0
Stuart Wooldridge	4,476,250	0
Jun Huang	4,476,250	0

Change of Name

The stockholders approved a special resolution to change our company’s name change from “Orca International Language Schools Inc.” to “SGB International Holdings Inc.” with the following votes:

For	Against	Abstain	Broker Non-Votes
4,476,250	0	0	0

Subdivision of Common Shares

The stockholders approved a special resolution to subdivide each one issued and outstanding common share of our company into four and half (4.5) common shares of our company with the following votes:

For	Against	Abstain	Broker Non-Votes
4,476,250	0	0	0

Creation of Preferred Shares

The stockholders approved a special resolution to change the alteration of our company’s capital to create a new class of preferred shares with the following votes:

For	Against	Abstain	Broker Non-Votes
4,476,250	0	0	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
10.1	Share transfer agreement dated July 2, 2008 among Stuart Wooldridge, SGB C&C Investment Ltd. and our company (attached as an exhibit to our current report on Form 8-K filed on August 6, 2008).
10.2	Form of Private Placement Subscription Agreement between SGB C&C Investment Ltd. and our company (attached as an exhibit to our current report on Form 8-K filed on November 18, 2008)
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCA INTERNATIONAL LANGUAGE SCHOOLS INC.

By:

/s/ Xin Li
Xin Li
President, CEO and Director
(Principal Executive Officer, acting Principal Financial Officer and Principal Accounting Officer)

Dated: February 20, 2009