Form 10-K
period 2009-03-31
SGB International Holdings Inc.
filed 2009-07-14
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53490

SGB INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 – 6081 No. 3 Road, Richmond, BC Canada V6Y 2B2
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code (604) 484-3127

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the
Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

ii

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files). Yes [    ]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting co.mpany"
in Rule 12b-2 of the Exchange ct. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

8,314,167 common shares at a price of $0.10 per share for an aggregate market value of $831,416 1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of the last business day of our most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,
13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes [   ]    No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,820,445 common shares issued and outstanding as of July 13, 2009

iii

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1: Description of Business

Forward Looking Statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in section 1A entitled “Risk Factors” on page 5, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this report, the terms “we”, “us”, “our company”, and “SGB” mean SGB International Holdings Inc. and the term “Orca” means Orca International Language Schools Inc., unless otherwise indicated.

Corporate Overview and Background

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

Effective March 3, 2009, we filed a Notice of Alteration with the Registrar of Companies in British Columbia and made several changes to our Notice of Articles as follows:

1.	we changed our name from “Orca International Language Schools Inc.” to “SGB International Holdings Inc.” and

2.

we created a new class of preferred stock. As a result, our authorized capital consists of an unlimited amount of common stock without par value and an unlimited amount of preferred stock without par value. We have not issued any preferred stock.

Pursuant to the Special Resolutions approved by the shareholders at our Annual and Special General Meeting held on January 14, 2009, we effected, on March 4, 2009, a 4.5 for one forward stock split of our issued and outstanding common stock. As a result, our issued and outstanding capital has increased from 5,071,210 shares of common stock with no par value to 22,820,445 shares of common stock shares of common stock with no par value.

Our Business

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

We are defined as a "shell company" under the Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act because we have nominal operations and nominal assets.

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

Item 1A Risk Factors

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to March 31, 2009 was $253,216. We had cash in the amount of $56,730 as of March 31, 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $5,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 17, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our directors and executive officers, in the aggregate, beneficially own over 63.56% of the issued and outstanding shares of our common stock with a principal shareholder beneficially owns 63.56% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our directors, executive officers and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Risks Associated with Our Common Stock

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Although our common stock is currently listed for quotation on the OTC Bulletin Board, none of our shares have yet been purchased or sold on that market. Even when a market is established and trading begins, trading through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2 Properties

Our principal executive office is located at 909 – 6081 No. 3 Road, Richmond, BC Canada V6Y 2B2. We pay monthly rent fee of CDN$750 to an unrelated company. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

Our address for service is c / o Clark Wilson LLP, 800-885 West Georgia Street, Vancouver BC Canada, V6C 3H1.

Item 3: Legal Proceedings

None.

Item 4: Submission of Matters to a Vote of Security Holders

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

Subdivision of Common Shares

The stockholders approved a special resolution to subdivide each one issued and outstanding common share of our company into 4.5 common shares of our company with the following votes:

For	Against	Abstain	Broker Non-Votes
4,476,250	0	0	0

Creation of Preferred Shares

The stockholders approved a special resolution to change the alteration of our company’s capital to create a new class of preferred shares with the following votes:

For	Against	Abstain	Broker Non-Votes
4,476,250	0	0	0

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Market Information

Our common shares are quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. Our symbol is “SGBHF” and our CUSIP number is 78417V 104. There were no trades of our shares of common stock made through the facilities of the OTC Bulletin Board for each quarterly period within the two most recent fiscal years.

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer Company 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119 (702) 361-3033.

Holders

Our shares of common stock are issued in registered form. As of June 25, 2009 there are 42 registered holders of record of our common stock holding 22,820,445 shares.

Dividends

We have not declared any dividends on our common stock since the inception of our company. There is no restriction in our articles of incorporation and bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 12, 2008, we issued 1,500,000 common shares at a price of CDN$0.10 per share for gross proceeds of CDN$150,000 to one non-U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) in an offshore transaction. In issuing these common shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 2009	Nil	N/A	N/A	N/A
February 2009	Nil	N/A	N/A	N/A
January 2009	Nil	N/A	N/A	N/A
December 2008	Nil	N/A	N/A	N/A
November 2008	1,500,000	Nil(1)	N/A	N/A
October 2008	Nil	N/A	N/A	N/A
September 2008	Nil	N/A	N/A	N/A

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
August 2008	Nil	N/A	N/A	N/A
July 2008	Nil	N/A	N/A	N/A
June 2008	Nil	N/A	N/A	N/A
May 2008	Nil	N/A	N/A	N/A
April 2008	Nil	N/A	N/A	N/A

1 On November 12, 2008, Stuart Wooldridge, a director of our company, voluntarily returned 1,500,000 common shares to our company for cancellation.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion should be read in conjunction with audited financial statements of our company and the related notes that appear elsewhere in this annual report.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 5.

Liquidity & Capital Resources

Our financial condition for the12 months ended March 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	March 31
	2009	2008
Current Assets	$59,144	$4,449
Current Liabilities	33,186	59,981
Working Capital	$25,958.00	$(55,532.00)

Management believes that our company’s cash will not be sufficient to meet our working capital requirements for the next 12-month period. Should this prove to be the case, our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2009, we have working capital of $25,958 and accumulated losses of $253,216 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

Cash Flows

	Year Ended March 31
	2009	2008
	$	$
Net cash (used for) provided by operating activities	(63,794)	(53,840)
Net cash (used for) investing activities	-	-
Net cash provided by financing activities	113,820	41,525
Net increase (decrease) in cash	53,138	(10,633)

Results of Operations

Revenues

We have not earned any revenues since our inception. We are still in the development stage and do not anticipate earning any revenues until such time as we can establish an alliance with targeted companies to market or distribute the results of our research projects.

The following summary of our results of operations should be read in conjunction with our audited financial statements.

Expenses

Our expenses for the 12 months ended March 31, 2008 and 2009 were as follows:

	For the year ended March 31
	2009	2008
	$	$
Revenues	-	-

Expenses:
Amortization	645	704
Automobile	660	-
General and administrative	4,945	6,888
Interest	1,060	1,110
Management fees (Note 5(a))	23,949	5,809
Professional fees	65,366	50,164
Rent (Note 5(b))	5,322	2,904
Travel	461	-
Total Expenses	102,408	67,579

Plan of Operations and Cash Requirements

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to impairment of long-lived assets, donated expenses and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following are either (i) critical accounting policies that require us to make significant estimates or assumptions in the preparation of our consolidated financial statements or (ii) other key accounting policies that generally do not require us to make estimates or assumptions but may require us to make difficult or subjective judgments:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8 Financial Statements and Supplementary Data

Our consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

SGB International Holdings Inc. (Formerly Orca International Language Schools Inc.)

Report of Independent Registered Public Accounting Firm

To the Director and Stockholders
SGB International Holdings Inc.
(formerly Orca International Language Schools Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of SGB International Holdings Inc. (formerly Orca International Language Schools Inc.) (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from November 6, 1997 (Date of Inception) to March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SGB International Holdings Inc. (formerly Orca International Language Schools Inc.) (A Development Stage Company) as of March 31, 2009 and 2008, and the results of its operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated for the period from November 6, 1997 (Date of Inception) to March 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

June 17, 2009

SGB INTERNATIONAL HOLDINGS INC.
(formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	March 31,	March 31,
	2009	2008
	$	$
ASSETS

Current Assets
Cash	56,730	3,592
Current assets of discontinued operations (Note 8)	731	857
GST Receivable	1,683	-

Total Current Assets	59,144	4,449

Property and Equipment (Note 3)	121	857

Total Assets	59,265	5,306

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	396	7,964
Accrued liabilities (Note 4)	8,097	5,620
Due to related parties (Note 5(a))	24,693	11,326
Notes Payable (Notes 5(c) and 6)	-	35,071

Total Liabilities	33,186	59,981

Commitments and Contingencies (Notes 1 and 10)

Shareholders' Equity (Deficit)

Preferred Stock, Unlimited shares authorized, without par value no shares issued and outstanding

Common Stock, Unlimited shares authorized, without par value
22,820,445 (2008-28,220,445) shares issued and outstanding,
respectively (Note 7)	198,857	81,072

Subscriptions Receivable (Note 7(f))	-	4,722

Donated Capital (Note 5(b), 6(b) and 7(f))	71,435	16,208

Accumulated Other Comprehensive Income	9,003	441

Deficit Accumulated During the Development Stage	(253,216)	(157,118)

Total Stockholders' Equity (Deficit)	26,079	(54,675)

Total Liabilities and Stockholders' Equity (Deficit)	59,265	5,306

(The accompanying notes are an integral part of these financial statements)

SGB INTERNATIONAL HOLDINGS INC.
(formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated from	For the	For the
	November 6, 1997	Year	Year
	(Date of Inception) to	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2009	2008
	$	$	$
Revenues	-	-	-

Expenses:
Amortization	1,854	645	704
Automobile	660	660	-
General and administrative	36,387	4,945	6,888
Interest	2,170	1,060	1,110
Management fees (Note 5(a))	38,670	23,949	5,809
Professional fees	118,276	65,366	50,164
Rent (Note 5(b))	15,721	5,322	2,904
Travel	461	461	-

Total Expenses	214,199	102,408	67,579

Net Loss from Continuing Operations	(214,199)	(102,408)	(67,579)

Other Income
Forgiveness of debt	7,095	7,095	-
Gain on disposal of temporary
investments	946	-	-
Net Loss before Discontinued
Operations	(206,158)	(95,313)	(67,579)

Discontinued Operations (Note 8)	(47,058)	(785)	(14,826)

Net Loss	(253,216)	(96,098)	(82,405)

Other Comprehensive Income
Foreign currency translation
adjustment	9,003	8,562	1,307

Comprehensive Loss	(244,213)	(87,536)	(81,098)
Net Loss Per Share – Basic and Diluted
Continuing operations		-	-
Discontinued operations		-	-

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		22,939,000	28,220,445

(The accompanying notes are an integral part of these financial statements)

SGB INTERNATIONAL HOLDINGS INC.
(formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars

	Accumulated from	For the	For the
	November 6, 1997	Year	Year
	(Date of Inception) to	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2009	2008
	$	$	$

Cash flows from operating activities
Net Loss	(253,216)	(96,098)	(82,405)

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Amortization	1,854	645	704
Donated expenses	24,634	8,426	8,713
Forgiveness of debt	(7,096)	(7,096)	-
Gain on sale of temporary investment	(946)	-	-

Changes in Operating Assets and Liabilities
Prepaid expenses and deposits	(1,329)	-	2,923
GST Receivable	(2,498)	(1,717)	(781)
A/P and accrued liabilities	10,409	(2,564)	8,159
Due to related parties	47,257	34,610	8,847

Net cash (used for) provided by operating activities	(180,931)	(63,794)	(53,840)

Cash flows from investing activities:
Purchase of temporary investment	(1,785)	-	-
Proceeds from sale of temporary investment	2,795	-	-
Purchase of property and equipment	(1,957)	-	-

Net cash (used for) investing activities	(947)	-	-

Cash flows from financing activities:
Proceeds (repayment) of notes payable	31,106	(3,965)	35,071
Advances from related parties	81,072	-	1,732
Common stock issued, net	122,507	117,785	4,722

Net cash provided by financing activities	234,685	113,820	41,525

Effect of exchange rate changes on cash	3,923	3,112	1,682

Net increase (decrease) in cash	56,730	53,138	(10,633)

Cash, beginning of period	-	3,592	14,225

Cash, end of period	56,730	56,730	3,592

Supplemental Disclosures
Interest paid	363	363	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

SGB INTERNATIONAL HOLDINGS INC.
(formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 6, 1997 (Date of Inception) to March 31, 2009
(Expressed in US dollars)

							Deficit
						Accumulated	Accumulated
	Common Stock			Common		Other	During
		Par	Subscriptions	Stock	Donated	Comprehensive	Development
	Shares	Value	Receivable	Subscribed	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$	$	$

Balance – November 6,
1997 (Date of Inception)	-	-	-	-	-	-	-	-
Issuance of Common
shares for cash at $0.22 per
share	5	1	-	-	-	-	-	1
Balance – March 31, 1998	5	1	-	-	-	-	-	1
Net loss for the period from
April 1, 1998 to March 31,
2003	-	-	-	-	-	-	-	-
Balance – March 31, 2003	5	1	-	-	-	-	-	1
Issuance of Common
shares for cash at
CDN$0.0000022 per share	17,999,995	30	-	-	-	-	-	30

Balance – March 31, 2004	18,000,000	31	-	-	-	-	-	31
Issuance of Common
shares for cash at
CDN$0.0044 per share	7,425,000	27,281	-	-	-	-	-	27,281

Donated rent	-	-	-	-	2,346	-	-	2,346

Foreign currency translation	-	-	-	-	-	(1,093)	-	(1,093)

Net loss for the year	-	-	-	-	-	-	(21,596)	(21,596)

Balance – March 31, 2005	25,425,000	27,312	-	-	2,346	(1,093)	(21,596)	6,969
Issuance of Common
shares for cash at
CDN$0.022 per share	196,695	3,742	-	-	-	-	-	3,742

Donated rent	-	-	-	-	2,514	-	-	2,514

Foreign currency translation	-	-	-	-	-	(124)	-	(124)

Net loss for the year	-	-	-	-	-	-	(19,580)	(19,580)

Balance – March 31, 2006	25,621,695	31,054	-	-	4,860	(1,217)	(41,176)	(6,479)
Issuance of Common
shares for cash at
CDN$0.022 per share	2,598,750	50,018	(1,732)	-	-	-	-	48,286

Donated rent	-	-	-	-	2,635	-	-	2,635
Foreign currency translation	-	-	-	-	-	351	-	351

Net loss for the year	-	-	-	-	-	-	(33,537)	(33,537)

Balance – March 31, 2007	28,220,445	81,072	(1,732)	-	7,495	(866)	(74,713)	11,256
Proceeds from subscription
receivable	-	-	1,732	-	-	-	-	1,732
Common stock subscribed
at CDN$0.022 per share	-	-	-	4,722	-	-	-	4,722

Donated service and rent	-	-	-	-	8,713	-	-	8,713
Foreign currency translation	-	-	-	-	-	1,307	-	1,307

Net loss for the year	-	-	-	-	-	-	(82,405)	(82,405)

Balance - March 31, 2008	28,220,445	81,072	-	4,722	16,208	441	(157,118)	(54,675)

(The accompanying notes are an integral part of these financial statements)

SGB INTERNATIONAL HOLDINGS INC.
(formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 6, 1997 (Date of Inception) to March 31, 2009
(Expressed in US dollars)

							Deficit
						Accumulated	Accumulated
	Common Stock			Common		Other	During
		Par	Subscriptions	Stock	Donated	Comprehensive	Development
	Shares	Value	Receivable	Subscribed	Capital	Income (Loss)	Stage	Total
	#	$	$	$	$	$	$	$
Balance - March 31, 2008	28,220,445	81,072	-	4,722	16,208	441	(157,118)	(54,675)
Shares cancelled without
consideration	(12,150,000)	-	-	-	-	-	-	-
Issuance of Common shares
for cash at CDN$0.022 per
share	6,750,000	121,245	-	-	-	-	-	121,245
Common stock issuance
costs	-	(3,460)	-	-	-	-	-	(3,460)
Donated rent and services	-	-	-	-	4,388	-	-	4,388
Forgiven debt	-	-	-	-	45,962	-	-	45,962
Common stock subscribed at
CDN$0.022 per share	-	-	-	(4,722)	-	-	-	(4,722)
Donated stock subscriptions	-	-	-	-	4,876	-	-	4,876
Foreign currency translation	-	-	-	-	-	8,562	-	8,562
Net loss for the year	-	-	-	-	-	-	(96,098)	(96,098)
Balance - March 31, 2009	22,820,445	198,857	-	-	71,435	9,003	(253,216)	26,079

(The accompanying notes are an integral part of these financial statements)

SGB International Holdings Inc.
(Formerly Orca International Language Schools Inc.)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2009

1.	Development Stage Company

Orca International Language Schools Inc. (the “Company”) was incorporated in British Columbia, Canada on November 6, 1997. It changed its name to SGB International Holdings Company on March 3, 2009. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. On September 30, 2008, the Company changed its principal business from the language education business to energy investment.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2009, the Company has working capital of $25,958 and accumulated losses of $253,216 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On July 24, 2008, pursuant to a share acquisition agreement, the former President of the Company transferred 11,857,500 split adjusted common to the significant shareholder, SGB C &C Investment Ltd. in consideration for $308,750. The transferred shares represent 51.96% of the issued and outstanding common share capital resulting in a change of control of the Company.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is March 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, donated expenses, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2009, there are no dilutive potential common shares.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2009 and 2008, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments.

SGB International Holdings Inc.
(Formerly Orca International Language Schools Inc.)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2009

2.	Summary of Significant Accounting Policies (continued)

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Property and Equipment

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

	i)	Financial Instruments and Fair Value Measures

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

SGB International Holdings Inc.
(Formerly Orca International Language Schools Inc.)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2009

2.	Summary of Significant Accounting Policies (continued)

	i)	Financial Instruments and Fair Value Measures (continued)

Our financial instruments consist principally of cash, amounts receivable, accounts payable, and amounts due to a related party. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada and the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

SGB International Holdings Inc.
(Formerly Orca International Language Schools Inc.)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2009

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its financial statements.

On April 13, 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on the financial statements of the Company.

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

SGB International Holdings Inc.
(Formerly Orca International Language Schools Inc.)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2009

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

3.	Property and Equipment

			March 31,	March 31,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,126	2,005	121	857

4.	Accrued Liabilities

Accrued liabilities as at March 31, 2009, consist of $nil (March 31, 2008 - $1,110) of accrued interest and $8,097 (March 31, 2008 - $4,510) of professional fees.

5.	Related Party Transactions

a)

From January 1 to March 31, 2009, the company incurred a quarterly management fee of CDN$24,000 to the significant shareholder, SGB C&C Investment Ltd. As at March 31, 2009, $24,693 ($31,139) is due to SGB C&C Investment Ltd. and is non-interest bearing, unsecured and due on demand.

b)

From October 1, 2008 to March 31, 2009, the Company paid monthly rent fee of CDN$750 to an unrelated company. Until September 30, 2008, the former President of the Company provided donated office premises to the Company valued at CDN$250 per month. During the year ended March 31, 2009, donated rent of $1,463 (2008 - $2,904) was charged to operations. During the year ended March 31, 2009, the Company also recognized $2,926 (2008-$5,809) for donated management services at CDN$500 per month provided by the former President of the Company until September 30, 2008.

c)

As at March 31, 2009, amounts owing to the former President of the Company of $45,962 (CDN$47,131) were donated to the Company and recorded as donated capital. At March 31, 2008, the Company owed $nil to the former president of the Company.

SGB International Holdings Inc.
(Formerly Orca International Language Schools Inc.)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2009

6.	Notes Payable

a)

During the year ended March 31, 2009, two unsecured non-interest bearing loans with no specified terms of repayment totalling $7,095 (CDN$8,000) were forgiven. During the period, the Company recorded a gain on forgiveness of debt of $7,095.

	b)	During the year ended March 31, 2009, a total of $30,000 CND of related party notes payable were forgiven and recorded as donated capital. Refer to Note 5(c).

	c)	During the year ended March 31, 2009, a total of $5,458 CND of notes payable were collected which included interest of $458.

d)

During the year ended March 31, 2008, a former director of the Company loaned the Company $3,965 (CDN $5,000). This note bears interest at a rate of 10% per annum and is secured by all of the assets of the Company. Total principal and interest $4,481 (CDN$5,458) has been repaid on December 23, 2008.

7.	Common Stock

a)

On March 4, 2009, the Company approved a 4.5 for one forward stock split of the issued and outstanding common stock. As a result, the issued and outstanding capital has increased from 5,071,210 shares of common stock with no par value to 22,820,445 shares of common stock with no par value.

b)

On March 3, 2009, the Company created a new class of preferred stock. As a result, the authorized capital consists of an unlimited amount of common stock without par value and an unlimited amount of preferred stock without par value. The Company has not issued any preferred stock.

c)

On November 12, 2008, the Company entered into a subscription agreement with the significant shareholder, SGB C &C Investment Ltd. for the sale of 6,750,000 split-adjusted common shares for gross proceeds of $121,245 (CDN$150,000). Of this amount, $4,722 was collected on May 25, 2007. Refer to Note 7(f). Subsequent to the sale, SGB C &C Investment Ltd. owns 18,607,500 split-adjusted common shares which represent 81.54% of the issued and outstanding shares of the Company

	d)	On November 12, 2008, the former President of the Company voluntarily returned 6,750,000 split-adjusted common shares to the Company for cancellation

	e)	On April 8, 2008, three shareholders returned for cancellation an aggregate of 5,400,000 split adjusted shares of common stock to treasury for no consideration.

f)

On May 25, 2007, the Company accepted stock subscriptions for 225,000 split-adjusted common shares at CDN$0.022 per share for gross proceeds of $4,722. During the six month period ended September 30, 2008, this amount was donated to the Company and recorded $4,876 as an increase in donated capital.

8.	Discontinued Operations

On September 30, 2008, the Company discontinued all operations related to the language education business. The results of discontinued operations are summarized as follows:

	Accumulated
	from November 6,
	1997 (Date of	The Year	The Year
	Inception) to	Ended	Ended
	March 31,	March 31,	March 31,
	2009	2009	2008
	$	$	$

Expenses
Automobile	25,414	324	7,024
Travel	21,644	461	7,802

Total Expenses	47,058	785	14,826

Net Loss	(47,058)	(785)	(14,826)

SGB International Holdings Inc.
(Formerly Orca International Language Schools Inc.)
Notes to the Financial Statements
(Expressed in US dollars)
March 31, 2009

8.	Discontinued Operations (continued)

As at March 31, 2009 and 2008, current assets of the language education business are as follows:

	March 31,	March 31,
	2009	2008
	$	$

GST receivable	731	857

Current assets of discontinued operations	731	857

9.	Incomes Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. The Company has incurred non-capital losses as scheduled below:

Year of Loss	Amount	Year of Expiration

2005	$ 18,251	2015
2006	18,043	2026
2007	28,375	2027
2008	73,240	2028
2009	87,437	2029

	$ 225,346

Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

The reconciliation of income tax attributable to continuing operations to income tax expense computed at the statutory tax rates of 31% (2007: 34%) is:

	2009	2008
	$	$

Income tax benefit computed at statutory rates	29,790	28,117
Permanent differences	(2,612)	(3,098)
Temporary differences	(73)	(29)
Unrecognized tax losses	(27,105)	(24,990)

Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2009	2008
	$	$
Deferred income tax assets
Net losses carried forward	69,857	47,842
Other	387	434
Valuation allowance	(70,244)	(48,276)

Net deferred income tax asset	–	–

10.	Commitments

	a)	On January 15, 2009 the Company entered into a service agreement with SGB C&C Investment Ltd. a related party. Pursuant to this agreement, the Company agreed to pay CAD$24,000 quarterly.

b)

On April 3, 2009, the Company entered into a lease agreement for office premises with an unrelated party. Pursuant to this agreement, the Company agreed to pay CAD$795 per month for a term expiring on June 30, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We engaged the firm of Manning Elliott LLP, Chartered Accountants, to audit our financial statements as of March 31, 2009 and 2008 and for the years then ended and accumulated for the period from November 6, 1997 (date of inception) to March 31, 2009. There has been no change in the accountants and no disagreements with Manning Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure

Item 9A(T) Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, our principal financial officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Our management, including our principal executive officer, our principal financial officer and our principal accounting officer and our Board of Directors, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2009 due to material weaknesses in our internal control over financial reporting as follows:

  material post closing audit adjustments relating to recording of accrued expenses;
  lack of segregation of duties;
  inadequate security; and
  lack of internal control processes over procurement.

Our management continues to review processes and will make necessary changes to strengthen our system of internal controls over financial reporting

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

Item 9B: Other Information.

Effective March 3, 2009, we filed a Notice of Alteration with the Registrar of Companies in British Columbia and made several changes to our Notice of Articles as follows:

1.	we changed our name from “Orca International Language Schools Inc.” to “SGB International Holdings Inc.” and

2.

we created a new class of preferred stock. As a result, our authorized capital consists of an unlimited amount of common stock without par value and an unlimited amount of preferred stock without par value. We have not issued any preferred stock.

Pursuant to the Special Resolutions approved by the shareholders at our Annual and Special General Meeting held on January 14, 2009, we effected, on March 4, 2009, a 4.5 for one forward stock split of our issued and outstanding common stock. As a result, our issued and outstanding capital has increased from 5,071,210 shares of common stock with no par value to 22,820,445 shares of common stock shares of common stock with no par value.

The name change and stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on March 4, 2009 under the new stock symbol “SGBHF”. Our new CUSIP number is 78417V 104.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers, Promoters and Control Persons

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. As at March 31, 2009 the officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Date First Elected or Appointed
Xin Li	President, Chief Executive Officer, Chief Financial Officer and Director	September 9, 2008
Stuart Wooldridge	Secretary and Director	May 2, 2003
Jun Huang	Director	June 14, 2009
Frederick Clark	former Director[1]	May 15, 2007
Qiang Han	former Director[1]	May 15, 2007
Sherri Ann Macdonald	former Director[1]	May 15, 2007

1 Messrs Clark and Han and Ms Macdonald resigned as directors on September 9, 2008

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Xin Li

Mr. Li has served as a director of China National Resources Development Holdings Ltd. from 2003 to 2006. He was also the President and CEO of SGB C&C Investments Ltd. from July 2008 to present

Stuart Wooldridge

Mr. Wooldridge obtained his Bachelor of Commerce from the University of British Columbia in 1984 and his Masters of Business Administration from the University of British Columbia in 1992. Mr. Wooldridge has been a director of 555155 B.C. Ltd., a private consulting company, since 1990. Mr. Wooldridge is a director of VendTek Systems Inc. (VSI:TSXV), Yuntone Capital Corp. (YTC:TSXV) and Changyu MedTech Ltd. (CYQ:TSXV).

Jun Huang

Mr. Huang served as the general manager of Guangzhou Xinbo Investment Consultant Ltd. from 1999 to 2001. He has also served as the President of Hubei Wuhan Dianjing Investment Consulting Ltd. from 2002 to present. He has also served as the executive director of Beijing Tianshengtianshi Culture & Media Co., Ltd. from 2007 to present and as the President of Shenzhen Tianshengrenhe Economic Consultant Ltd. from 2007 to present.

Family Relationships

None.

Significant Employees

None

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4.

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

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

Our company is a foreign private issuer and our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not required to file with the SEC beneficial ownership statements required under Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a Code of Ethics but intend to do so in the near future.

Corporate Governance

All proceedings of our board of directors for the year ended March 31, 2009 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

Nominating and Compensation Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 11. Executive Compensation

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2009 ; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended March 31, 2009, who we will collectively refer to as our named executive officers, of our company for the years ended March 31, 2009 and 2008, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	NonEquity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Xin Li1 President, CEO, CFO	2009 2008	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil
Stuart Wooldridge [2] Secretary	2009 2008	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil

1Mr. Li was appointed President on September 9, 2008, then appointed CEO and CFO on January 14, 2009;
2 Mr. Wooldridge resigned as President on September 9, 2008 and is currently serving as Secretary and a director.

Outstanding Equity Awards at Fiscal Year-End

As at March 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our principal executive officer or two other most highly compensated executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of S hares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Xin Li	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Stuart Wooldridge	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Option Exercises and Stock Vested

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Xin Li	Nil	Nil	Nil	Nil

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Stuart Wooldridge	Nil	Nil	Nil	Nil

Director Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended March 31, 2009, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Jun Huang	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Frederick Clark[1]	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Qiang Han[1]	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Sherri Ann Macdonald[1]	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1 Messrs Clark and Han and Ms Macdonald resigned as directors on September 9, 2008

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

We have not adopted a stock option plan and have not granted any stock options. Accordingly, no stock based compensation has been recorded to date.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	N/A	Nil

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders	Nil	N/A	Nil
Total	Nil	N/A	Nil

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Security ownership of certain beneficial owners

Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class (1) (2)
common stock	SGB C&C Investment Ltd.(3) 909-6081 No. 3 Road Richmond, BC Canada V6Y 2B2	12,185,833 Direct	53.40%

Security ownership of management

Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class (1) (2)
common stock	Jun Huang New World Trade Center Building 634 Hankou Jiefang Road Floor 22, Suite C Wuhan, China 51806	2,000,000 Direct	8.76%
common stock	Xin Li 909-6081 No. 3 Road Richmond, BC Canada V6Y 2B2	12,185,833 Indirect(3)	53.40%
common stock	Stuart Woolridge 1685 – 58A Street Delta, BC Canada V4L 1X5	320,446 Direct	1.4%
common stock	Directors and officers as a group	14,506,279	63.56%

1 Regulation S-K under the Exchange Act, defines a beneficial owner of a security as any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 8, 2008.
2 Based on 22,820,445 shares outstanding as of July 13, 2009.
3 SGB C&C Investment Ltd. is a British Columbia company owned by Ming Li (13.16%), Jing Li (14.23%), Xin Li (16.47%) and Debbie Tin (7.14%) .

Change in control

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

  From January 1 to March 31, 2009, we incurred a quarterly management fee of CDN$24,000 to the significant shareholder, SGB C&C Investment Ltd. As at March 31, 2009, $24,693 ($31,139) is due to SGB C&C Investment Ltd. and is non-interest bearing, unsecured and due on demand.

  From October 1, 2008 to March 31, 2009, we paid monthly rent fee of CDN$750 to an unrelated company. Until September 30, 2008, the former President of our company provided donated office premises to us valued at CDN$250 per month. During the year ended March 31, 2009, donated rent of $1,463 (2008 - $2,904) was charged to operations. During the year ended March 31, 2009, we also recognized $2,926 (2008-$5,809) for donated management services at CDN$500 per month provided by the former President of our company until September 30, 2008.

  As at March 31, 2009, amounts owing to the former President of our company of $45,962 (CDN$47,131) were donated to us and recorded as donated capital. At March 31, 2008, we owed $nil to the former president of our company.

Director Independence

We currently act with three directors consisting of Xin Li, Stuart Wooldridge and Jun Huang. We have determined that Jun Huang is an independent director as defined by Nasdaq Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

Our principal accountant Manning Elliott, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended March 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and for the review of the financial statements included our quarterly reports on Form 10-QSB were as follows:

	Year Ended March 31
	2009	2008
Audit Fees and Audit Related Fees	$18,250	$22,230
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$18,250	$22,230

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

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

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
3.01	Notice of Alteration filed with the Ministry of Finance, BC Registry Services effective March 3, 2009 (attached as an exhibit to our current report on Form 8-K filed on March 5, 2009)
3.02	Amended and Restated Articles of Incorporation of SGB International Holdings Inc. (attached as an exhibit to our current report on Form 8-K filed on March 5, 2009)
10.1	Share transfer agreement dated July 2, 2008 among Stuart Wooldridge, SGB C&C Investment Ltd. and our company (attached as an exhibit to our current report on Form 8-K filed on August 6, 2008).
10.2	Form of Private Placement Subscription Agreement between SGB C&C Investment Ltd. and our company (attached as an exhibit to our current report on Form 8-K filed on November 18, 2008)
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGB INTERNATIONAL HOLDINGS INC.

By /s/ Xin Li
Xin Li
President, CEO, CFO and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: July 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Xin Li
Xin Li
President, CEO, CFO and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: July 13, 2009

By /s/ Stuart Wooldridge
Stuart Wooldridge
Secretary and Director
Date: July 13, 2009

By /s/ Jun Huang
Jun Huang
Director
Date: July 13, 2009