Form 10-Q
period 2009-06-30
SGB International Holdings Inc.
filed 2009-08-19
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to ______________

Commission File Number: 000-53490

SGB INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

909 – 6081 No. 3 Road, Richmond, BC Canada V6Y 2B2
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code) (604) 484-3127

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
[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ]Yes [ ] No

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

- ii -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X]Yes [ ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,820,445 shares of common stock issued and outstanding as of August 18, 2009

- iii -

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

These consolidated financial statements have been prepared by SGB International Holdings Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended June 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K filed on July 17, 2009.

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

		As of
		June 30,	March 31,
		2009	2009
		(unaudited)	(audited)
ASSETS
Current Assets
Cash		$33,507	$56,730
Current assets of discontinued operations	(Note 8 )	-	731
GST receivable		2,952	1,683
Total Current Assets		36,459	59,144
Property and Equipment	(Note 3 )	-	121
Total Assets		$36,459	$59,265
LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current Liabilities
Accounts payable		$98	$396
Accrued liabilities	(Note 4 )	-	8,097
Due to related parties	(Note 5-d )	41,216	24,693
Notes payable	(Note 6 )	-	-
Total Liabilities		41,314	33,186
Commitments and Contingencies	(Note 9 )
Stockholders’ Equity (Deficit)
Common Stock, Unlimited shares authorized, without par value
22,820,445 shares issued and outstanding		253,216	198,857
Subscriptions Receivable	(Note 7-g )	-	-
Donated Capital	(Note 5-b	71,435	71,435
	& 7-g )
Accumulated Other Comprehensive Loss		(43,872)	9,003
Deficit Accumulated During the Development Stage		(285,634)	(253,216)
Total Stockholders’ Equity (Deficit)		(4,855)	26,079
Total Liabilities and Stockholders’ Equity (Deficit)		$36,459	$59,265

The accompanying notes are an integral part of financial statements

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

				Accumulated
		For the	For the	from
		Three	Three	Nov 6, 1997
		Months	Months	(Date of
		Ended	Ended	Inception) to
		June 30,	June 30,	June 30,
		2009	2008	2008
Revenue		$-	$-	$-
Expenses
Amortization		131	180	1,984
Automobile		166	1,099	826
General and administrative		3,735	999	40,123
Interest		74	889	2,244
Management fees	(Note 5-a )	20,564	1,485	59,234
Professional fees		3,845	14,845	122,121
Rent	(Note 5-b )	1,946	743	17,667
Travel		1,958	1,029	2,419
Total Expenses		32,419	21,269	246,618
Net Loss from Continuing Operations		(32,419)	(21,269)	(246,618)
Other Income
Gain on Disposal of Temporary Investments		-	-	946
Forgiveness of debt				7,095
Net Loss before Discontinued Operations		(32,419)	(21,269)	(238,577)
Discontinued Operations		-	-	(47,058)
Net Loss		(32,419)	(21,269)	(285,635)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment		(52,875)	(262)	(43,872)
Comprehensive Loss		$(85,294)	$(21,531)	$(329,507)
Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	N/A
Weighted Average Shares Outstanding		22,820,445	22,820,455	N/A

(The accompanying notes are an integral part of these financial statements)

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

			Accumulated
			From
	For the	For the	Nov 6, 1997
	Three	Three	(Date of
	Months	Months	Inception)
	Ended	Ended	June 30,
	June 30, 2009	June 30, 2008	2009
Cash flows from operating activities
Net loss	$(32,419)	$(21,269)	$(285,635)
Adjustment to reconcile net loss to net
cash used in operating activities
Amortization	131	180	1,985
Donated services	-	2,227	24,634
Forgiven debt	-	-	(7,096)
Gain on sale of temporary investment	-	-	(946)

Changes in operating assets and liabilities:	-		-
Prepaid expenses	-	(25,243)	(1,329)
Accounts receivable	31	(736)	(2,467)

Accounts payable and accrued liabilities	(10,405)	3,465	4
Due to related party		1,136	47,257

Net Cash (Used for) by Operating Activities	(42,662)	(40,240)	(223,593)

Cash flows from investing activities

Purchase of temporary investment	-	37,305	(1,785)
Proceeds from sale of temporary
investment	-	-	2,795
Purchase of property and equipment	-	-	(1,957)

Net Cash (Used for) Provided by Investing
Activities	-	37,305	(947)

Cash flows from financing activities

Proceeds from notes payable	-	37,305	31,106
Advances from related parties	10,679	-	91,751

Proceeds from common stock subscribed	-	-	122,507

Net Cash (Used for) Provided by Financial
Activities	10,679	37,305	254,364

Effect of exchange rate changes on cash	8,760	186	12,683

Increase (Decrease) In Cash	(23,223)	(2,749)	33,507

Cash – Beginning of Period	56,730	3,592	-

Cash – End of Period	$33,507	$843	$33,507

Supplemental Disclosures
Interest paid	$-	$-	$363
Income taxes paid	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
June 30, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2009, the Company has working deficit of $4,855 and accumulated losses of $329,506 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2009, there are no dilutive potential common shares.

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
June 30, 2009
(Unaudited)

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2009, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments.

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
June 30, 2009
(Unaudited)

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts receivable, accrued liabilities, accounts payable, and amounts due to a related party. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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
June 30, 2009
(Unaudited)

l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options and has had no unvested share based payments since inception.

m)	Recent Accounting Pronouncements

In April 2009 the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP 141R-1. FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies. The effect of adopting FSP 141R- 1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date of January 1, 2009.

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
June 30, 2009
(Unaudited)

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
June 30, 2009
(Unaudited)

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

3.	Property and Equipment

			June 30,	March 31,
			2009	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,126	2,126	-	121

4.	Accrued Liabilities

Accrued liabilities as at June 30, 2009, consist of $nil (March 31, 2009 - $8,097) of professional fees.

5.	Related Party Transactions

a)

From January 1 to June 30, 2009, the company incurred two quarterly management fee of CDN$48,000 to the significant shareholder, SGB C&C Investment Ltd. As at June 30, 2009 this amount is due to SGB C&C Investment Ltd.

b)

From October 1, 2008 to June 30, 2009, the Company paid monthly rent fee of CDN$795 (CDN$757.15+GST CDN$37.85) to unrelated company. Until September 30, 2008, the former President of the Company provided donated office premises to the Company valued at CDN$250 per month. During the year ended March 31, 2009, donated rent of $1,463 (2007 - $2,158) was charged to operations. During the year ended March 31, 2009, the Company also recognized $2,926 (2007-$4,317) for donated management services at CDN$500 per month provided by the former President of the Company until September 30, 2008.

c)

As at March 31, 2009, amounts owing to the former President of the Company of $45,962 (CDN$47,131) were donated to the Company and recorded as donated capital. At June 30, 2009, the Company owed $nil to the President of the Company.

d)

During the year ended June 30, 2009, the significant shareholder, SGB C&C Investment Ltd. loaned the Company $41,216 (CDN$42,028) for expenses to be incurred by the Company. The amount is non-interest bearing, unsecured, and due on demand.

6.	Notes Payable

	a)	Notes payable as at June 30, 2009, consist of $nil.

	b)	During the year ended March 31, 2009, two unsecured non-interest bearing loans with no specified terms of repayment totalling $7,096 (CDN$8,000) were forgiven. During the period, the Company recorded a gain on forgiveness of debt of $7,096.

	c)	During the year ended March 31, 2008, a former director of the Company loaned the Company $3,965 (CDN $5,000). This note bears interest at a rate of 10% per annum and is secured by all of the assets of the Company. Total principal and interest $4,481 (CDN$5,458) has been repaid on December 23, 2008.

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
June 30, 2009
(Unaudited)

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

	f)	On April 8, 2008, three shareholders returned for cancellation an aggregate of 5,400,000 split adjusted shares of common stock to treasury for no consideration.

g)

On May 25, 2007, the Company accepted stock subscriptions for 225,000 split-adjusted common shares at CDN$0.02 per share for gross proceeds of $4,722. During the six month period ended September 30, 008, this amount was donated to the Company. The Company recorded this amount as an increase in donated capital.

8.	Discontinued Operations

On September 30, 2008, the Company discontinued all operations related to the language education business. The results of discontinued operations are summarized as follows:

	Accumulated
	from November 6,
	1997 (Date of	Three Months	The Year
	Inception) to	Ended	Ended
	June 30,	June 30,	March 31,
	2009	2009	2009
	$	$	$

Expenses
Automobile	25,414	-	324
Travel	21,644	-	461

Total Expenses	47,058	--	785

Net Loss	(47,058)	-	(785)

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
June 30, 2009
(Unaudited)

As at June 30, 2009 and March 31, 2009, the results of operations, assets and liabilities of the language education business have been reported as discontinued operations.

	June 30,	March 31,
	2009	2009
	$	$

GST receivable	-	731

Current assets of discontinued operations	-	731

9.	Commitments

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in section 1A entitled “Risk Factors” on page 17, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On March 4, 2009, we changed our name to “SGB International Holdings Inc.” and we created a new class of preferred stock. As a result, our authorized capital consists of an unlimited amount of common stock without par value and an unlimited amount of preferred stock without par value. We have not issued any preferred stock.

On March 4, 2009, we effected a 4.5 for one forward stock split of our issued and outstanding common stock. As a result, our issued and outstanding capital has increased from 5,071,210 shares of common stock with no par value to 22,820,445 shares of common stock shares of common stock with no par value.

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

Liquidity and Capital Resources

Our financial condition for the three months ended June 30, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital
	June 30	March 31
	2009	2009
Current Assets	$36,459	$59,144
Current Liabilities	41,314	33,186
Working Capital	$(4,855)	$25,958.00

Management believes that our company’s cash will not be sufficient to meet our working capital requirements for the next 12-month period. Should this prove to be the case, our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12 months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2009, we have working capital deficit of $4,855 and accumulated losses of $285,634 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

Cash Flows
	Three Months Ended June 30
	2009	2008
	$	$
Net cash (used for) provided by operating activities	(42,662)	(40,240)
Net cash (used for) investing activities	Nil	Nil
Net cash provided by financing activities	10,679	37,305
Effect of exchange rate changes on cash	8,760	186
Increase (Decrease) in cash	(23,223)	(2,749)

Results of Operations

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

Expenses

Our expenses for the three months ended June 30, 2008 and 2009 were as follows:

	Three Months Ended June 30
	2009	2008
	$	$
Revenues	-	-

Expenses:
Amortization	131	180
Automobile	166	1,099
General and administrative	3,735	999
Interest	74	889
Management fees (Note 5(a))	20,564	1,485
Professional fees	3,845	14,845
Rent (Note 5(b))	1,946	743
Travel	1,958	1,029
Total Expenses	32,419	21,269

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

We estimate our general administrative expenses and working capital requirements for the next 12-month period to be as follows:

Automobile	$2,000
Office Expenses	2,000
Telephone and Communications	2,000
Travel	10,000
Accounting	20,000
Legal	20,000
Total	$56,000

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, as amended, our management, with the participation of our principal executive officer, our principal financial officer and our principal accounting officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to June 30, 2009 was $285,635. We had cash in the amount of $33,507 as of June 30, 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $5,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 17, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our directors and executive officers are involved in other business activities. Xin Li, our President, Chief Executive Officer, Chief Financial Officer and Director spends approximately 20 hours, or 50%, of his business time on the management of our company and our other director, Stuart Wooldridge, spends approximately ten hours, or 20%, of his business time on the management of our company. As a result of their other business endeavors, they may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of their other business interests.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
3.01	Notice of Alteration filed with the Ministry of Finance, BC Registry Services effective March 3, 2009 (attached as an exhibit to our current report on Form 8-K filed on March 5, 2009)
3.02	Amended and Restated Articles of Incorporation of SGB International Holdings Inc. (attached as an exhibit to our current report on Form 8-K filed on March 5, 2009)

Exhibit Number	Description
10.1	Share transfer agreement dated July 2, 2008 among Stuart Wooldridge, SGB C&C Investment Ltd. and our company (attached as an exhibit to our current report on Form 8-K filed on August 6, 2008).
10.2	Form of Private Placement Subscription Agreement between SGB C&C Investment Ltd. and our company (attached as an exhibit to our current report on Form 8-K filed on November 18, 2008)
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*attached herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGB INTERNATIONAL HOLDINGS INC.

By:

/s/ Xin Li
Xin Li
President, CEO, CFO and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: August 19, 2009