Form 10-Q
period 2009-09-30
SGB International Holdings Inc.
filed 2009-11-24
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission File Number: 000-53490

SGB INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

- ii -

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,820,445 shares of common stock issued and outstanding as of November 17, 2009

- iii -

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

These consolidated financial statements have been prepared by SGB International Holdings Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009, and its results of operations, stockholders’ equity, and its cash flows for the three and six month period ended September 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K filed on July 17, 2009.

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)

September 30, 2009

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

		As of
		September 30,	March 31,
		2009	2009
		(unaudited)	(audited)
ASSETS
Current Assets
Cash		$93,973	$56,730
Current assets of discontinued operations	(Note 8 )	-	731
GST receivable		4,604	1,683
Total Current Assets		98,577	59,144
Property and Equipment	(Note 3 )	-	121
Total Assets		$98,577	$59,265
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable		$-	$396
Accrued liabilities	(Note 4 )	19,814	8,097
Due to related parties	(Note 5-e )	135,963	24,693
Notes payable	(Note 6 )	-	-
Total Liabilities		155,777	33,186
Commitments and Contingencies	(Note 9 )
Stockholders’ Equity (Deficit)
Common Stock, Unlimited shares authorized, without par value
22,820,445 shares issued and outstanding		253,216	198,857
Subscriptions Receivable	(Note 7-g )	-	-
Donated Capital	(Note 5-d & 7-g )	71,435	71,435
Accumulated Other Comprehensive Loss		(42,775)	9,003
Deficit Accumulated During the Development Stage		(339,076)	(253,216)
Total Stockholders’ Equity (Deficit)		(57,200)	26,079
Total Liabilities and Stockholders’ Equity (Deficit)		$98,577	$59,265

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

							Accumulated
							from
			For the	For the	For the	For the	Nov 6,1997
			Three Months	Three Months	Six Months	Six Months	(Date of
			Ended	Ended	Ended	Ended	Inception) to
			September 30,	September 30,	September 30,	September 30,	September 30,
			2009	2008	2009	2008	2009
Revenue			$-	$-	$-	$-	$-

Expenses

Amortization				175	131	355	1,984
Automobile			72	-	238	1,083	898
General and administrative			2,489	1,620	6,224	2,629	42,612
Interest			-	121	74	998	2,244
Director fee	(Note 5-a	)	20,158	-	20,158	-	20,158
Management fees	(Note 5-b	)	23,038	1,441	43,601	2,926	82,272
Professional fees			5,505	20,904	9,350	35,847	127,626
Rent	(Note 5-c	)	2,180	720	4,127	1,643	19,847
Travel			-	-	1,958	1,014	2,419

Total Expenses			53,441	24,981	85,860	46,315	300,059

Net Loss from Continuing Operations			(53,441)	(24,981)	(85,860)	(46,315)	(300,059)

Other Income

Gain on Disposal of Temporary Investments			-	-	-	-	946
Forgiveness of debt				7,802		7,802	7,095

Net Loss before Discontinued Operations			(53,441)	(17,179)	(85,860)	(38,513)	(292,018)

Discontinued Operations			-	-	-	-	(47,058)

Net Loss			(53,441)	(17,179)	(85,860)	(38,513)	(339,076)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment			1,098	1,327	(51,778)	1,183	(42,774)

Comprehensive Loss			$(52,344)	$(15,852)	$(137,638)	$(37,330)	$(381,851)

Net Loss Per Share – Basic and Diluted			0.00	(0.00)	(0.00)	(0.01)	N/A

Weighted Average Shares Outstanding			22,820,445	5,071,000	22,820,445	5,124,000	N/A

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

			Accumulated
			From
	For the	For the	Nov 6, 1997
	Six Months	Six Months	(Date of
	Ended	Ended	Inception)
	September 30,	September 30,	September 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(85,860)	$(38,513)	$(339,076)
Adjustment to reconcile net loss to net cash
used in operating activities:
Amortization	149	355	2,003
Donated services	-	4,388	66,439
Forgiven debt	-	(7,802)	(7,096)
Gain on sale of temporary investment	-	-	(946)

Changes in operating assets and liabilities:
Prepaid expenses	-	(4,039)	(1,329)
Accounts receivable	(1,734)	(1,748)	(4,232)
Accounts payable and accrued liabilities	9,708	(11,114)	20,117
Due to related party	-	2,578	32,631

Net Cash (Used for) by Operating Activities	(77,737)	(55,895)	(231,489)

Cash flows from investing activities

Purchase of temporary investment	-	-	(1,785)
Proceeds from sale of temporary investment	-	-	2,795
Purchase of property and equipment	-	-	(1,957)

Net Cash (Used for) Provided by Investing
Activities	-	-	(947)

Cash flows from financing activities

Proceeds from notes payable	-	7,548	12,867
Advances from related parties	106,584	44,346	183,146
Proceeds from common stock subscribed	-	-	122,507

Net Cash (Used for) Provided by Financing
Activities	106,584	51,894	318,520

Effect of exchange rate changes on cash	8,396	1,239	7,889

Increase (Decrease) In Cash	37,243	(2,762)	93,973

Cash – Beginning of Period	56,730	3,592	-

Cash – End of Period	$93,973	$830	$93,973

Supplemental Disclosures
Interest paid	$-	$-	$363
Income taxes paid	$-	$-	$-

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
September 30, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2009, the Company has working capital deficit of $57,200 and accumulated losses of $381,851 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2009, there are no dilutive potential common shares.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2009, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments.

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

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

3.	Property and Equipment

			September,	March 31,
			2009	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,126	2,126	-	121

4.	Accrued Liabilities

Accrued liabilities as at September 30, 2009, consist of $19,814 of director fees.

5.	Related Party Transactions

a)

On May 1, 2009 the Company entered into a service agreement with Xin Lenny LI, the director of the Company. Pursuant to this agreement, the Company agreed to accrue CDN$4,200 monthly as director fee started from May 2009. As of September 30, the total accrued director fee is $20,158 (CDN$21,000).

	b)	From January 1 to September 30, 2009, the company incurred three quarterly management fee of CDN$72,000 to the significant shareholder, SGB C&C Investment Ltd.

c)

From October 1, 2008 to September 30, 2009, the Company paid monthly rent fee of CDN$795 (CDN$757.15+GST CDN$37.85) to unrelated company. Until September 30, 2008, the former President of the Company provided donated office premises to the Company valued at CDN$250 per month. During the year ended March 31, 2009, donated rent of $1,463 (2007 - $2,158) was charged to operations. During the year ended March 31, 2009, the Company also recognized $2,926 (2007-$4,317) for donated management services at CDN$500 per month provided by the former President of the Company until September 30, 2008.

d)

As at March 31, 2009, amounts owing to the former President of the Company of $45,962 (CDN$47,131) were donated to the Company and recorded as donated capital. At September 30, 2009, the Company owed $nil to the former President of the Company.

e)

During the year ended September 30, 2009, the significant shareholder, SGB C&C Investment Ltd. loaned the Company $135,963 (CDN$144,105) for expenses and management fee to be incurred by the Company. The amount is non-interest bearing, unsecured, and due on demand.

6.	Notes Payable

	a)	Notes payable as at September 30, 2009 was nil.

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

On September 30, 2008, the Company discontinued all operations related to the language education business. The results of discontinued operations are summarized as follows:

	Accumulated
	from November 6,
	1997 (Date of	Six Months	The Year
	Inception) to	Ended	Ended
	September 30,	September 30,	March 31,
	2009	2009	2009
	$	$	$

Expenses
Automobile	25,414	-	324
Travel	21,644	-	461

Total Expenses	47,058	--	785

Net Loss	(47,058)	-	(785)

As at September 30, 2009 and March 31, 2009, the results of operations, assets and liabilities of the language education business have been reported as discontinued operations.

	September 30,	March 31,
	2009	2009
	$	$

GST receivable	-	731

Current assets of discontinued operations	-	731

9.	Commitments and Contingencies

On May 1, 2009 the Company entered into a service agreement with Xin Lenny LI, the director of the Company. Pursuant to this agreement, the Company agreed to accrue CDN$4,200 monthly as director fee started from May 2009.

On January 15, 2009 the Company entered into a service agreement with SGB C&C Investment Ltd. a related party. Pursuant to this agreement, the Company agreed to pay CDN$24,000 quarterly.

On April 3, 2009, the Company entered into a lease agreement for office premises with an unrelated party. Pursuant to this agreement, the Company agreed to pay CDN$795 per month for a term expiring on June 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in section 1A entitled “Risk Factors” on page 16, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On March 4, 2009, we effected a 4.5 for one forward stock split of our issued and outstanding common stock. As a result, our issued and outstanding capital increased from 5,071,210 shares of common stock with no par value to 22,820,445 shares of common stock shares of common stock with no par value.

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

Liquidity and Capital Resources

Our financial condition for the three months ended September 30, 2009 and March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	September 30	March 31
	2009	2009
Current Assets	$98,577	$59,144
Current Liabilities	155,777	33,186
Working Capital	$(57,200)	$25,958

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

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2009, we have working capital deficit of $57,200 and accumulated losses from continuing operations in the amount of $300,059 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

Cash Flows

	Six Months Ended
	September 30
Expense	2009	2008
Cash flow used in operating	$(77,737)	$(55,895)
activities
Cash provided by investing	Nil	Nil
activities
Cash flow provided by	106,584	51,894
financing activities
Effect of exchange rate changes	8,396	1,239
on cash
Net increase (decrease) in cash	$37,243	(2,762)

Cash flow provided by financing activities

Our cash provided by financing activities for the six months ended September 30, 2009 compared to our cash provided by financing activities for the six months ended September 30, 2008 increased by $54,690 largely due to advanced made by our significant shareholder, SGB C&C Investment Ltd.

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

Expenses

		Three Months Ended		Six Months Ended
		September 30		September 30
		2009	2008	2009	2008
Amortization	$	Nil	$175	$131	$355
Automobile		72	Nil	238	1,083
General and administrative		2,489	1,620	6.224	2,629
Interest		Nil	121	74	998
Director fees		20,158	Nil	20,158	Nil
Management fees		23,038	1,441	43,601	2,926
Professional fees		5,505	20,904	9,350	35,847
Rent		2,180	720	4,127	1,643
Travel		Nil	Nil	1,958	1,014
Total Expenses		$53,441	$24,981	$85,860	$46,315

In the three month period ended September 30, 2009 our expenses increased 114% relative to the three month period ended September 30, 2008 due to increased director fees and management fees incurred during the three month period ended September 30, 2009.

In the six month period ended September 30, 2009 our expenses increased by 85.4% relative to the six month period ended September 30, 2008 due to increased director fees and management fees incurred during the six month period ended September 30, 2009.

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

We estimate our general administrative expenses and working capital requirements for the next 12-month period to be as follows:

Automobile	$1,000
Office Expenses	2,000
Telephone and Communications	1,000
Directors fees	40,000
Management fees	80,000
Accounting	20,000
Legal	20,000
Total	$164,000

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to September 30, 2009 was $339,076. We had cash in the amount of $93,973 as of September 30, 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $30,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 17, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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
Date: November 24, 2009