Form 10-Q
period 2009-12-31
SGB International Holdings Inc.
filed 2010-02-12
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

[ ]Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,820,445 shares of common stock issued and outstanding as of February 12, 2010

- iii -

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

These consolidated financial statements have been prepared by SGB International Holdings Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31 2009, and its results of operations, stockholders’ equity, and its cash flows for the three and nine month period ended December 31 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-K filed on July 17, 2009.

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

		As of
		December 31,	March 31,
		2009	2009
		(unaudited)	(audited)
ASSETS
Current Assets
Cash		$67,987	$56,730
Current assets of discontinued operations	(Note 8)	-	731
GST receivable		1,510	1,683
Total Current Assets		69,497	59,144
Property and Equipment	(Note 3)	-	121
Total Assets		$69,497	$59,265
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable		$-	$396
Accrued liabilities	(Note 4)	11,989	8,097
Due to related parties	(Note 5-f)	147,390	24,693
Notes payable	(Note 6)	-	-
Total Liabilities		159,379	33,186
Commitments and Contingencies	(Note 9)
Stockholders’ Equity (Deficit)
Common Stock, Unlimited shares authorized, without par value
22,820,445 shares issued and outstanding		253,216	198,857
Subscriptions Receivable	(Note 7-g)	-	-
Donated Capital	(Note 5-e & 7-g)	71,435	71,435
Accumulated Other Comprehensive Loss		(43,446)	9,003
Deficit Accumulated During the Development Stage		(371,088)	(253,216)
Total Stockholders’ Equity (Deficit)		(89,883)	26,079
Total Liabilities and Stockholders’ Equity (Deficit)		$69,497	$59,265

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

							Accumulated
			For the	For the	For the	For the	from
			Three	Three	Nine	Nine	Nov 6,1997
			Months	Months	Months	Months	(Date of
			Ended	Ended	Ended	Ended	Inception) to
			December	December	December	December	December
			31,	31,	31,	31,	31,
			2009	2008	2009	2008	2009
Revenue			$-	$-	$-	$-	$-

Expenses

Amortization				167	131	502	1,985
Automobile			-		238	1,020	898
General and administrative			834	1,763	7,058	4,240	43,446
Interest			-	72	74	1,012	2,244
Director fee	(Note 5-a/b	)	-		20,158		20,158
Management fees	(Note 5-c	)	22,704		66,305	2,757	104,975
Professional fees			6,325	14,217	15,675	47,998	133,951
Rent	(Note 5-d	)	2,149	2,068	6,275	3,446	21,996
Travel			-		1,958	956	2,419

Total Expenses			32,011	18,287	117,872	61,932	332,071

Net Loss from Continuing Operations			(32,011)	(18,287)	(117,872)	(61,932)	(332,071)

Other Income

Gain on Disposal of Temporary Investments			-	-	-	-	946
Forgiveness of debt				(333)	-	7,351	7,095

Net Loss before Discontinued Operations			(32,011)	(18,620)	(117,872)	(54,581)	(324,030)

Discontinued Operations			-	-	-	-	(47,058)

Net Loss			(32,011)	(18,620)	(117,872)	(54,581)	(371,088)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment			(670)	6,968	(52,448)	8,152	(43,445)

Comprehensive Loss			$(32,682)	$(11,652)	$(170,320)	$(46,429)	$(414,533)

Net Loss Per Share – Basic and Diluted			(0.00)	(0.00)	(0.00)	(0.01)	N/A

Weighted Average Shares Outstanding			22,820,445	5,071,000	28,220,000	5,106,000	N/A

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

			Accumulated
			From
	For the	For the	Nov 6, 1997
	Nine Months	Nine Months	(Date of
	Ended	Ended	Inception)
	December 31,	December 31,	September 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(117,872)	$(54,580)	$(371,088)
Adjustment to reconcile net loss to
net cash used in operating activities:
Amortization	138	502	1,992
Donated services	-	52,044	66,439
Forgiven debt	-	(7,352)	(7,096)
Gain on sale of temporary investment	-	-	(946)

Changes in operating assets and liabilities:
Prepaid expenses	-	-	(1,329)
Accounts receivable	1,384	(35)	(1,114)
Accounts payable and accrued liabilities	1,798	(11,365)	12,207
Due to related party	-	-	32,631

Net Cash (Used for) by Operating Activities	(114,552)	(20,787)	(268,304)

Cash flows from investing activities

Purchase of temporary investment	-	-	(1,785)
Proceeds from sale of temporary investment	-	-	2,795
Purchase of property and equipment	-	-	(1,957)

Net Cash (Used for) Provided by Investing Activities	-	-	(947)

Cash flows from financing activities

Proceeds from notes payable	-	(22,988)	12,867
Advances from related parties	117,762	33,021	194,324
Proceeds from common stock subscribed	-	117,785	122,507

Net Cash (Used for) Provided by Financing Activities	117,762	127,818	329,698

Effect of exchange rate changes on cash	8,047	(2,604)	7,540

Increase (Decrease) In Cash	11,257	104,428	67,987

Cash – Beginning of Period	56,730	4,376	-

Cash – End of Period	$67,987	$108,804	$67,987

Supplemental Disclosures
Interest paid	$-	$458	$363
Income taxes paid	$-	$-	$-

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
December 31, 2009
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2009, the Company has working capital deficit of $89,882 and accumulated losses of $414,534 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2009, there are no dilutive potential common shares.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009, the Company’s component of comprehensive loss consisted of operation loss and foreign currency translation adjustments.

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

3.	Property and Equipment

			December,	March 31,
			2009	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,126	2,126	-	121

4.	Accrued Liabilities

Accrued liabilities as at December 31, 2009, consist of $11,989 of director fees.

5.	Related Party Transactions

a)

On December 31, 2009, Xin Lenny LI, the director of the Company agreed to convert the accrued director fee of CDN$8,400 owed by the Company for the period of May to June 2009 to shareholder’s loan. And, Xin Lenny LI voluntarily to waive the director fee of this quarterly from October to December 2009.

b)

On May 1, 2009 the Company entered into a service agreement with Xin Lenny LI, the director of the Company. Pursuant to this agreement, the Company agreed to accrue CDN$4,200 monthly as director fee started from May 2009. As of September 30, the total accrued director fee is $20,158 (CDN$21,000).

c)	From January 1 to December 31, 2009, the company incurred four quarterly management fee of CDN$96,000 to the significant shareholder, SGB C&C Investment Ltd.

d)

From October 1, 2008 to December 31, 2009, the Company paid monthly rent fee of CDN$795 (CDN$757.15+GST CDN$37.85) to unrelated company. Until December 31, 2008, the former President of the Company provided donated office premises to the Company valued at CDN$250 per month. During the year ended March 31, 2009, donated rent of $1,463 (2007 - $2,158) was charged to operations. During the year ended March 31, 2009, the Company also recognized $2,926 (2007-$4,317) for donated management services at CDN$500 per month provided by the former President of the Company until December 31, 2008.

e)

As at March 31, 2009, amounts owing to the former President of the Company of $45,962 (CDN$47,131) were donated to the Company and recorded as donated capital. At December 31, 2009, the Company owed $nil to the President of the Company.

f)

During the year ended December 31, 2009, the significant shareholder, SGB C&C Investment Ltd. loaned the Company $147,390 (CDN$154,903) for expenses and management fee to be incurred by the Company. The amount is non-interest bearing, unsecured, and due on demand.

6.	Notes Payable

	a)	Notes payable as at December 31, 2009 was nil.

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

g)

On May 25, 2007, the Company accepted stock subscriptions for 225,000 split-adjusted common shares at CDN$0.02 per share for gross proceeds of $4,722. During the six month period ended December 31, 2008, this amount was donated to the Company. The Company recorded this amount as an increase in donated capital.

8.	Discontinued Operations

On December 31, 2008, the Company discontinued all operations related to the language education business. The results of discontinued operations are summarized as follows:

	Accumulated
	from November 6,
	1997(Date of	Nine Months	The Year
	Inception) to	Ended	Ended
	December 31,	December 31,	March 31,
	2009	2009	2009
	$	$	$

Expenses
Automobile	25,414	-	324
Travel	21,644	-	461

Total Expenses	47,058	--	785

Net Loss	(47,058)	-	(785)

As at December 31, 2009 and March 31, 2009, the results of operations, assets and liabilities of the language education business have been reported as discontinued operations.

	December 31,	March 31,
	2009	2009
	$	$

GST receivable	-	731

Current assets of discontinued operations	-	731

9.	Commitments and Contingencies

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A entitled “Risk Factors” on page 6, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Liquidity and Capital Resources

Our financial condition for the three months ended December 31 2009 and March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital
	December 31, 2009	March 31, 2009
Current Assets	$69,497	$59,144
Current Liabilities	159,379	33,186
Working Capital (Deficit)	$(89,882)	$25,958

As of December 31, 2009, we had $67,987 in cash.

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

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain equity financing to continue operations, and the attainment of profitable operations. As at December 31 2009, we have working capital deficit of $89,882 and accumulated losses from continuing operations in the amount of $371,088 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

Cash Flows

	Nine	Nine
	Month	Month
	Ended	Ended
	December	December
	31, 2009	31, 2008
Cash flow used in operating	$(114,552)	$(20,797)
activities
Cash provided by investing	-	-
activities
Cash flow provided by	117,762	127,818
financing activities
Effect of exchange rate	8,047	(2,604)
changes on cash
Net increase (decrease) in	11,257	104,428
cash

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

Expenses

	Three Months Ended		Nine months Ended
	December 31		December 31
	2009	2008	2009	2008
Amortization	$-	$167	$131	$502
Automobile	-	-	238	1,020
General and administrative	834	1,763	7,058	4,240
Interest	-	72	74	1,020
Director fees	-	-	20,158	-
Management fees	22,704	-	66,305	2,757
Professional fees	6,325	0	15,675	47,998
Rent	2,149	2,068	6,275	3,446
Travel	-	-	1,958	956
Total Expenses	$32,011	$18,287	$117,872	$61,932

Three Months Ended December 31, 2009 and 2008

In the three month period ended December 31 2009 our expenses increased by $13,724 relative to the three month period ended December 31 2008 due to increase in the management fees incurred.

In the nine month period ended December 31 2009 our expenses increased by $55,940 relative to the nine month period ended December 31 2008 due to increase in the management fees incurred.

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

We estimate our general administrative expenses and working capital requirements for the next 12-month period to be as follows:

Automobile	$ 1,000
Office Expenses	2,000
Telephone and Communications	1,000
Directors fees	40,000
Management fees	80,000
Accounting	20,000
Legal	20,000
Total	$ 164,000

Off-Balance Sheet Arrangements

As of December 31 2009, we had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to December 31 2009 was $371,088. We had cash in the amount of $67,987 as of December 31 2009. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $14,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 17, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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
Date: February 12, 2010