Form 10-K
period 2010-03-31
SGB International Holdings Inc.
filed 2010-07-14
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-53490

SGB INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

909 – 6081 No. 3 Road, Richmond, BC Canada V6Y 2B2
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (604) 484-3127

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

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
Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [   ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

8,314,167 shares of common stock at a price of $0.16 per share for an aggregate market value of $1,330,267.1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of the last business day of our most recently completed second fiscal quarter.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 22,820,446 shares of common stock are issued and outstanding as of July 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

ii

iii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in section 1A entitled “Risk Factors” on page 2, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Pursuant to the Special Resolutions approved by the shareholders at our Annual and Special General Meeting held on January 14, 2009, we effected on March 4, 2009, a 4.5 for one forward stock split of our issued and outstanding common stock.

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

We are defined as a "shell company" under the Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act because we have nominal operations and nominal assets. Research and Development Expenditures

We did not incur expenditures in research and development over the last fiscal year.

Employees

At present, we have no employees, other than our directors and officers, who devote their time as required to our business operations. Our President does not have an employment agreement with us. We have entered into a management service agreement with one of our significant shareholders, SGB C&C Investment Ltd., for them to provide management services to our company. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, may adopt such plans in the future. There are presently no personal benefits available to any officers or directors.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to March 31, 2010 was $408,340. We had cash in the amount of $43,494 as of March 31, 2010. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $13,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 22, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our directors and executive officers are involved in other business activities. Xin Li, our President, Chief Executive Officer, Chief Financial Officer and Director spends approximately 20 hours, or 50%, of his business time on the management of our company and our other director, Stuart Wooldridge, spends approximately 10 hours, or 20%, of his business time on the management of our company. As a result of their other business endeavors, they may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of their other business interests.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Address for Service

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

Our address for service is our registered and records office, which is located at 800-885 West Georgia Street, Vancouver BC Canada, V6C 3H1.

Properties

We do not currently own any properties.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common shares are quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. Our symbol is “SGBHF” and our CUSIP number is 78417V 104. There were no trades of our shares of common stock made through the facilities of the OTC Bulletin Board for each quarterly period within the two most recent fiscal years.

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer Company 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119 (702) 361-3033

Holders of Common Stock

As of June 28, 2010, there were 42 holders of record of our common stock. As of such date, 22,820,446 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 12, 2008, we issued 1,500,000 common shares at a price of CDN$0.10 per share for gross proceeds of CDN$150,000 to one non-U.S. person (as that term is defined in Regulation S promulgated under the Securities Act of 1933) in an offshore transaction. In issuing these common shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933. We used the proceeds for general working capital purpose.

Securities authorized for issuance under equity compensation plans.

As at March 31, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our principal executive officer or two other most highly compensated executive officers.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any “affiliated purchaser,” of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
None

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

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

Liquidity & Capital Resources

Our financial condition for the12 months ended March 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	March 31
	2010	2009
Current Assets	$43,760	$59,144
Current Liabilities	177,493	33,186
Working Capital	$(133,733)	$25,958

As of March 31, 2010 our working capital decreased significantly because we have not generated any revenues and we continued to incur and accrue management service fees. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

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

Cash Flows

	Year Ended March 31
	2010	2009
Net cash (used for) by operating activities	$(156,128)	$(36,616)
Net cash (used for) investing activities	-	-
Net cash provided by financing activities	146,849	91,071
Net increase (decrease) in cash	$(13,236)	$53,138

Results of Operations

Revenues

We have not earned any revenues since our inception. We are still in the development stage and do not anticipate earning any revenues until such time as we can establish an alliance with targeted companies to market or distribute the results of our research projects.

The following summary of our results of operations should be read in conjunction with our audited financial statements.

Expenses

Our expenses for the 12 months ended March 31, 2010 and 2009 were as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2010	2009
Revenue	$-	$-

Expenses:
Amortization	140	645
Automobile	247	660
General & administrative	6,867	4,946
Interest	79	1,060
Director fee	22,228	-
Management fees	88,022	23,949
Professional fees	24,763	65,366
Rent	8,331	5,322
Travel	4,040	461
Total Expenses	154,717	102,409

In the 12 months ended March 31, 2010 our expenses increased 51.08% relative to the 12 month period ended March 31, 2009 because of increased amount of management service fees and directors fees paid and incurred.

Cash Requirements

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the retention of consultant experts, travelling expenses, and development expenses as we explore opportunities to adopt a business plan other than the current business of providing management services to schools in the international education industry. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

We estimate our general administrative expenses and working capital requirements for the next 12-month period to be as follows:

Automobile	$1,000
Office Expenses	8,000
Telephone and Communications	2,000
Travel	5,000
Accounting	20,000
Legal	20,000
Management Fees	90,000
Directors Fees	24,000
Total	$170,000

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2010, we have working capital deficit of $133,733 and accumulated losses of $407,933 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)

March 31, 2010

11

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 203 • Fort Lee • NJ 07024
P.O. Box 436402 • San Ysidro • CA 92143-9402
619-623-7799 • Fax 619-564-3408 • E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SGB International Holdings Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of SGB International Holdings Inc. (the “Company”) (a development stage enterprise) as of March 31, 2010 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal year then ended and for the period beginning November 6, 1997 (inception) through March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SGB International Holdings Inc. as of March 31, 2009, were audited by other auditors whose report dated June 17, 2009, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SGB International Holdings Inc. as of March 31, 2010 and the results of its operations and its cash flows for the fiscal year then ended and for the period beginning November 6, 1997 (inception) through March 31, 2010. in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company would continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated profits to date and has a working capital deficit which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

___________________________
Stan J.H. Lee, CPA
June 22, 2010

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

		As of
		March 31,	March 31,
		2010	2009
ASSETS:
Current Assets
Cash		$43,494	$56,730
Current assets of discontinued operations	(Note 9)	-	731
GST receivable		266	1,683
Total Current Assets		43,760	59,144
Property and Equipment	(Note 3)	-	121

Total Assets		$43,760	$59,265

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current Liabilities
Accounts payable		$-	$396
Accrued liabilities	(Note 4)	5,951	8,097
Due to related parties	(Note 5)	171,542	24,693
Notes payable	(Note 6)	-	-
Total Liabilities		177,493	33,186
Commitments and Contingencies	(Note 10)
Stockholders’ Equity (Deficit)
Common Stock, Unlimited shares authorized, without par value 22,820,445 shares issued and outstanding		198,857	198,857
Donated Capital	(Note 5 & 7)	71,435	71,435
Accumulated Other Comprehensive Loss		3,908	9,003
Deficit Accumulated During the Development Stage		(407,933)	(253,216)

Total Stockholders’ Equity (Deficit)		(133,733)	26,079

Total Liabilities and Stockholders’ Equity (Deficit)		$43,760	$59,265

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

				Accumulated
				from
		For the	For the	Nov 6,1997
		Fiscal Year	Fiscal Year	(Date of
		Ended	Ended	Inception) to
		March 31,	March 31,	March 31,
		2010	2009	2010
Revenue		$-	$-	$-

Expenses:

Amortization		140	645	1,994
Automobile		247	660	907
General and administrative		6,867	4,946	43,255
Interest		79	1,060	2,249
Director fee	(Note 5)	22,228	-	22,228
Management fees	(Note 5)	88,022	23,949	126,692
Professional fees		24,763	65,366	143,039
Rent	(Note 8)	8,331	5,322	24,052
Travel		4,040	461	4,501

Total Expenses		154,717	102,409	368,917

Net Loss from Continuing Operations		(154,717)	(102,409)	(368,917)

Other Income

Gain on Disposal of Temporary Investments		-	-	946
Forgiveness of debt			7,095	7,095

Net Loss before Discontinued Operations		(154,717)	(95,314)	(360,876)

Discontinued Operations		-	(785)	(47,058)

Net Loss		(154,717)	(96,099)	(407,933)
Other Comprehensive Income (Loss)

Foreign currency translation adjustment		(5,096)	8,562	3,907

Comprehensive Loss		$(159,813)	$(87,537)	$(404,026)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.00)	N/A

Weighted Average Shares Outstanding		22,820,445	21,210,000	N/A

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(Expressed in US dollars)

						Deficit
						Accumulated	Accumulated
	Common Stock			Common		During	Other
		Par	Subscriptions	Stock	Donated	Development	Comprehensive
	Shares	Value	Receivable	Subscribed	Capital	Stage	Income(Loss)	Total

	#	$	$	$	$	$	$	$

Balance - March 31, 2008	28,220,445	81,072	-	4,722	16,208	(157,118)	441	(54,675)

Shares cancelled without consideration	(12,150,000)	-	-	-	-	-	-	-

Issuance of Common shares for cash at CDN$0.10 per share	6,750,000	121,245	-	-	-	-	-	121,245

Common stock issuance costs	-	(3,460)	-	-	-	-	-	(3,460)

Donated rent and services	-	-	-	-	4,388	-	-	4,388

Forgiven debt	-	-	-	-	45,962	-	-	45,962

Common stock subscribed at CDN$0.10 per share	-	-	-	(4,722)	-	-	-	(4,722)

Donated stock subscriptions	-	-	-	-	4,876	-	-	4,876

Foreign currency translation	-	-	-	-	-	-	8,562	8,562

Net loss for the year	-	-	-	-	-	(96,098)	-	(96,098)

Balance - March 31, 2009	22,820,445	198,857	-	-	71,435	(253,216)	9,003	26,079

Foreign currency translation	-	-	-	-	-	-	(5,095)	(4,688)

Net loss for the year	-	-	-	-	-	(154,717)	-	(155,124)

Balance - March 31, 2010	22,820,445	198,857	-	-	71,435	(407,933)	3,908	(133,733)

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

				Accumulated
		For the	For the	From
		Fiscal Year	Fiscal Year	Nov 6, 1997
		Ended	Ended	(Date of
		March 31,	March 31,	Inception) to
		2010	2009	March 31, 2010

Cash flows from operating activities
Net loss		$(154,717)	$(96,098)	$(407,933)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization		140	645	1,994
Donated services			50,231	66,439
Forgiven debt			(7,096)	(7,096)
Gain on sale of temporary investment			-	(946)
Changes in operating assets and liabilities:
Prepaid expenses			-	(1,329)
Accounts receivable		2,730	(1,717)	232
Accounts payable and accrued liabilities		(4,592)	(2,564)	5,817
Due to related party			19,984	32,631

Net Cash (Used for) by Operating Activities		(156,439)	(36,616)	(310,191)

Cash flows from investing activities
Disposal of assets from discontinued operation		-	-	(1,785)
Proceeds from sale of temporary investment		-	-	2,795
Purchase of property and equipment		-	-	(1,957)

Net Cash (Used for) Provided by Investing Activities		-	-	(947)

Cash flows from financing activities
Proceeds from notes payable			(22,204)	12,867
Advances from related parties		140,889	(4,510)	217,451
Proceeds from common stock subscribed			117,785	122,507

Net Cash (Used for) Provided by Financing Activities		140,889	91,071	352,825

Effect of exchange rate changes on cash		2,314	(1,318)	1,807

Increase (Decrease) In Cash		(13,236)	53,138	43,494

Cash – Beginning of Period		56,730	3,592	-

Cash – End of Period		$43,494	$56,730	$43,494

Supplemental Disclosures
Interest paid	$		$363	$363
Income taxes paid	$		$-	$-

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars unless otherwise stated)
March 31, 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2010, the Company has working capital deficit of $133,733 and accumulated losses of $404,026 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2010, there are no dilutive potential common shares.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010, the Company’s component of comprehensive loss consisted of loss from operations and foreign currency translation adjustments.

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

On April 1, 2009, the Company implemented the provisions of ASC 805 “Business Combinations” (“ASC 805”) which provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired. The standard now requires the assets acquired, liabilities assumed, and any non-controlling interest to be measured at their fair values as of the acquisition date. ASC 805 also requires expensing of acquisition related costs and restructuring costs, and re-measurement of earn out provisions at fair value. This standard is effective for any of the Company’s business combinations on or after April 1, 2009. The adoption of this standard did not have any effect on the Company’s consolidated financial statements.

On April 1, 2009, the Company implemented the provisions ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. The Provisions of ASC 820, as issued, are effective for the fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board, or FASB delayed the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. The adoption of this standard did not have any effect on the Company’s consolidated financial statements.

In June 2009, the FASB, issued ASC 105 which is the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF, and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This standard was effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted this standard for the interim period ending September 26, 2009. The adoption of this standard did not have a material impact on our financial statements, however, it did change our references to GAAP in our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance that eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires on-going qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.

Effective September 15, 2009, the Company adopted a new accounting standard that establishes the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the exclusive reference to be applied in the preparation of financial statements in conformity with GAAP. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed in the third quarter of fiscal 2009. The Company’s adoption of this authoritative guidance changed how it references GAAP in its disclosures.

In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective beginning February 1, 2011 with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on our consolidated results of operations, financial condition, cash flows, or disclosures.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force),” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2009-14 amends ASC 985-605, “Software: Revenue Recognition,” such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements. Both ASU No. 2009-13 and ASU No. 2009-14 must be adopted in the same period and must use the same transition disclosures.

In January 2010, the FASB issued an update that improves the requirements related to fair value measurements and disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for Level 3 fair value measurements. These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of these expanded disclosures to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 (“ASU 2010-09”), which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASU 2010-09 also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The adoption of this amended standard did not have a material impact on the company’s consolidated financial statements.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

3.     Property and Equipment

			March 31,	March 31,
			2010	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,126	2,126	-	121

4.	Accrued Liabilities

Accrued liabilities as at March 31, 2010, consist of $ 5,951 bill payable.

5.	Related Party Transactions

a)

On January 1, 2010 the Company entered into a service agreement with Xin Lenny LI, the director of the Company. Pursuant to this agreement, the Company agreed to accrue $984 monthly as director fee. On March 31, 2010, Mr. Li agreed to convert the accrued director fee of $2,952 for the period from January 1 to March 31, 2010 and the accrued director fee of $12,403 for the period from July 1 to September 30, 2009 owed by the Company to shareholder’s loan.

b)

On December 31, 2009, Xin Lenny LI, the director of the Company agreed to convert the accrued director fee of $ 8,269 owed by the Company for the period of May to June 2009 to shareholder’s loan. And, Xin Lenny LI voluntarily to waive the director fee of this quarterly from October to December 2009.

	c)	From April 1, 2009 to March 31, 2010, the company incurred four quarterly management fee total of $88,022 to the significant shareholder, SGB C&C Investment Ltd.

d)

To year ended March 31, 2010, the significant shareholder, SGB C&C Investment Ltd. loaned the Company $171,542 (CDN$174,260) for expenses and management fee to be incurred by the Company. The amount is non-interest bearing, unsecured, and due on demand.

e)

Until December 31, 2008, the former President of the Company provided donated office premises to the Company valued at $ 229 per month. During the year ended March 31, 2009, donated rent of $1,463 was charged to operations. During the year ended March 31, 2009, the Company also recognized $2,926 for donated management services at CDN$500 per month provided by the former President of the Company.

f)

As at March 31, 2009, amounts owing to the former President of the Company of $45,962 (CDN$47,131) were donated to the Company and recorded as donated capital. At March 31, 2010 the Company owed $nil to the President of the Company.

6.	Notes Payable

	a)	Notes payable as at March 31, 2010 was nil.

b)

During the year ended March 31, 2009, two unsecured non-interest bearing loans with no specified terms of repayment totalling $7,096 (CDN$8,000) were forgiven. During the period, the Company recorded a gain on forgiveness of debt of $7,096.

7.	Common Stock

Company is authorized to issue no-par unlimited shares and has 22,820,445 shares issued and outstanding as of March 31, 2010 and 2009, respectively.

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

On November 12, 2008, the Company entered into a subscription agreement with the significant shareholder, SGB C &C Investment Ltd. for the sale of 6,750,000 split-adjusted common shares for gross proceeds of

	c)	$121,245 (CDN$150,000). Subsequent to the sale, SGB C &C Investment Ltd. owns 18,607,500 split- adjusted common shares which represent 81.54% of the issued and outstanding shares of the Company

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

	f)	On April 8, 2008, three shareholders returned for cancellation an aggregate of 5,400,000 split adjusted shares of common stock to treasury for no consideration.

8.	Rent

From April 1, 2009 to March 31, 2010, the Company paid monthly rent fee of $ 729 to an unrelated company.

9.	Discontinued Operations

On December 31, 2008, the Company discontinued all operations related to the language education business. The results of discontinued operations are summarized as follows:

	Accumulated
	from November 6,
	1997(Date of	The Year	The Year
	Inception) to	Ended	Ended
	March 31,	March 31,	March 31,
	2010	2010	2009
	$	$	$

Expenses
Automobile	25,414	-	324
Travel	21,644	-	461

Total Expenses	47,058	-	785

Net Loss	(47,058)	-	(785)

As at March 31, 2010 and March 31, 2009, the results of operations, assets and liabilities of the language education business have been reported as discontinued operations.

	March 31,	March 31,
	2010	2009
	$	$

GST receivable	-	731

Current assets of discontinued operations	-	731

10.	Commitments and Contingencies

On January 1, 2010 the Company entered into a service agreement with Xin Lenny LI, the director of the Company. Pursuant to this agreement, the Company agreed to accrue $ 984 monthly as director fee.

On January 15, 2009 the Company entered into a service agreement with SGB C&C Investment Ltd. a related party. Pursuant to this agreement, the Company agreed to pay $ 22,006 quarterly.

On April 3, 2009, the Company entered into a lease agreement for office premises with an unrelated party. Pursuant to this agreement, the Company agreed to pay $ 729 per month for a term expiring on June 30, 2010.

11.	Incomes Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. The Company has incurred non-capital losses as scheduled below:

Year of Loss	Amount	Year of Expiration
2005	$18,251	2015
2006	18,043	2026
2007	28,375	2027
2008	73,240	2028
2009	40,636	2029
2010	149,295	2030
	$327,840

Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

The reconciliation of income tax attributable to continuing operations to income tax expense computed at the statutory tax rates of 34% is:

	2010	2009
	$	$
Income tax benefit computed at statutory rates	54,293	32,789
Permanent differences	-	(18,843)
Temporary differences	(42)	(80)
Unrecognized tax losses	(54,251)	(13,866)
Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2009	2009
	$	$
Deferred income tax assets
Net losses carried forward	111,859	60,920
Other	424	425
Valuation allowance	(112,283)	(61,345)
Net deferred income tax asset	–	–

12.     Subsequent events

Management has evaluated subsequent events up to and including June 22, 2010 which is the date the financial statements were available for issuance and determined there is no subsequent event to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On July 31, 2009, we dismissed Manning Elliott LLP as our principal independent accountant, and on July 31, 2009, we engaged Stan Jeong-Ha Lee as our principal independent accountant. The decision to dismiss Manning Elliott and to appoint Stan Lee was recommended by our board of directors.

Manning Elliott’s report on our financial statements for either of the two previous fiscal years ended March 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During our two previous fiscal years ended March 31, 2009 and 2008 and in the subsequent interim period through the date of resignation, there were no disagreements, resolved or not, with Manning Elliott on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of Manning Elliott, would have caused Manning Elliott to make reference to the subject matter of the disagreement(s) in connection with its report.

During our two pervious fiscal years ended March 31, 2009 and 2008 and in the subsequent interim period through the date of resignation, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided Manning Elliott with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made in this Current Report on Form 8-K, and if not, stating the respects with which it does not agree. A copy of the letter provided from Manning Elliott is filed as an exhibit to this Current Report on Form 8-K.

During our two previous fiscal years ended March 31, 2009 and 2008 and in the subsequent interim period through the date of appointment, we have not consulted with Stan Lee regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Stan Lee provided to us a written report or oral advice that Stan Lee concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with Stan Lee regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective.

Internal control over financial reporting

Management's annual report on internal control over financial reporting

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2010 due to material weaknesses in our internal control over financial reporting as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at July 12, 2010, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Date First Elected or Appointed
Xin Li	President, Chief Executive Officer, Chief Financial Officer and Director	September 9, 2008
Stuart Wooldridge	Corporate Secretary and Director	May 2, 2003
Jun Huang	Director	January 14, 2009

Family Relationships

There are no family relationships between any director or executive officer.

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed

Xin Li

Mr. Li has served as a director of China National Resources Development Holdings Ltd. from 2003 to 2006. He is also the President and CEO of SGB C&C Investments Ltd. from July 2008 to present.

Stuart Wooldridge

Mr. Wooldridge obtained his Bachelor of Commerce from the University of British Columbia in 1984 and his Masters of Business Administration from the University of British Columbia in 1992. Mr. Wooldridge has been a director of 555155 B.C. Ltd., a private consulting company, since 1990. Mr. Wooldridge was a director of VendTek Systems Inc. (VSI:TSXV) and is currently a director of Yuntone Capital Corp. (YTC:TSXV) and Changyu MedTech Ltd. (CYQ:TSXV).

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

Involvement in Certain Legal Proceedings

Our directors, executive officers, or control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2010, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have not yet adopted a Code of Ethics.

Corporate governance

Committees of the Board

Our board of directors held no formal meetings during the year ended March 31, 2010. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the Province of British Columbia and our Articles, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

We currently do not have nominating or compensation committees or committees performing similar functions nor do we have a written nominating or compensation committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2010; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended March 31, 2010 and 2009 are set out in the following summary compensation table:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Xin Li(1) President, CEO, CFO	2010 2009	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$14,497(3) $Nil	$14,497 $Nil
Stuart Wooldridge(2) Secretary	2010 2009	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil	$Nil $Nil

1.           Mr. Li was appointed President on September 9, 2008, then appointed CEO and CFO on January 14, 2009;
2.           Mr. Wooldridge resigned as President on September 9, 2008 and is currently serving as Secretary and a director.
3.           From April 1, 2009 to March 31, 2010, our company incurred quarterly management service fees totaled $88,022 to SGB C&C Investment Ltd. and Mr. Li and a 16.47% owner of SGB C&C Investment Ltd.

Employment Agreements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2010.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Xin Li	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Stuart Wooldridge	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Compensation of Directors

Our board of directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

The table below shows the compensation of our directors for our last completed fiscal year ended March 31, 2010:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Xin Lenny Li	23,624	Nil	Nil	Nil	Nil	Nil	23,624

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholders, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

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

1 Percentage of ownership is based on 22,820,446 common shares issued and outstanding as of June 28, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2 These shares are held by SGB C&C Investment Ltd., a British Columbia company owned by Ming Li (13.16%), Jing Li (14.23%), Xin Li (16.47%) and Debbie Tin (7.14%)

Changes in Control

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as listed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

  From April 1, 2009 to March 31, 2010, we incurred four quarterly management fee total of $88,022 to one of our significant shareholders, SGB C&C Investment Ltd.

  In the year ended March 31, 2010, the significant shareholder, SGB C&C Investment Ltd., loaned our company $171,542 (CDN$174,260) for expenses and management fee to be incurred by us The amount is non-interest bearing, unsecured, and due on demand.

  Until December 31, 2008, our former President provided donated office premises to us valued at $ 229 per month. During the year ended March 31, 2009, donated rent of $1,463 was charged to operations. During the year ended March 31, 2009, we also recognized $2,926 for donated management services at CDN$500 per month provided by our former President.

  As at March 31, 2009, amounts owing to our former President of $45,962 (CDN$47,131) were donated to our company and recorded as donated capital. At March 31, 2010 we owed $Nil to our former President.

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Director Independence

We currently act with three directors consisting of Xin Li, Stuart Wooldridge and Jun Huang. We have determined that Jun Huang is an independent director as defined by Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Our principal accountant Stan Jeong-Ha Lee and Manning Elliott, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

Audit Fees and Audit Related Fees

The aggregate fees billed for the two most recently completed fiscal years ended March 31, 2009 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and for the review of the financial statements included our quarterly reports on Form 10-Q were as follows:

	Year Ended March 31
	2010	2009
Audit Fees and Audit Related Fees	$12,000	$18,250
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,000	$18,250

Policy on Pre-Approval by the Board of Services Performed by Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Stan Jeong-Ha Lee or Manning Elliott LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The board of directors has considered the nature and amount of fees billed by Stan Jeong-Ha Lee or Manning Elliott LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
3.01	Notice of Alteration filed with the Ministry of Finance, BC Registry Services effective March 3, 2009 (attached as an exhibit to our current report on Form 8-K filed on March 5, 2009)
3.02	Amended and Restated Articles of Incorporation of SGB International Holdings Inc. (attached as an exhibit to our current report on Form 8-K filed on March 5, 2009)
10.1	Share transfer agreement dated July 2, 2008 among Stuart Wooldridge, SGB C&C Investment Ltd. and our company (attached as an exhibit to our current report on Form 8-K filed on August 6, 2008).
10.2	Form of Private Placement Subscription Agreement between SGB C&C Investment Ltd. and our company (attached as an exhibit to our current report on Form 8-K filed on November 18, 2008)
16.1	Letter from Manning Elliott LLP dated July 31, 2009 (attached as an exhibit to our current report on Form 8-K filed on August 8, 2009)
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

* Filed herewith.

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
Date: July 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By
              /s/ Xin Li
Xin Li
President, CEO, CFO and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: July 12, 2010

By
              /s/ Jun Huang
Jun Huang
Director
Date: July 12, 2010