Form 10-Q
period 2010-06-30
SGB International Holdings Inc.
filed 2010-08-16
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File No.000-53490

SGB INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

909 – 6081 No. 3 Road, Richmond, BC Canada V6Y 2B2
(Address of principal executive offices) (zip code)

(604) 484-3127
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
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes [ ] No [ ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 22,820,446 shares of common stock as of August 16, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)

June 30, 2010

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

		As of
		June 30,	March 31,
		2010	2010
		(unaudited)	(audited)
ASSETS
Current Assets
Cash		$27,222	$43,494
GST receivable		2,489	266

Total Current Assets		29,711	43,760

Total Assets		$29,711	$43,760
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable		$-	$-
Accrued liabilities	(Note 3 )	5,679	5,951
Due to related parties	(Note 4 )	181,905	171,542

Total Liabilities		187,584	177,493
Commitments and Contingencies	(Note 10 )
Stockholders’ Equity (Deficit)
Common Stock, Unlimited shares authorized, without par value 22,820,445 shares issued and outstanding		198,857	198,857

Donated Capital	(Note 4-f & 4-g )	71,435	71,435
Accumulated Other Comprehensive Loss		11,104	3,908
Deficit Accumulated During the Development Stage		(439,269)	(407,933)
Total Stockholders’ Equity (Deficit)		(157,873)	(133,733)
Total Liabilities and Stockholders’ Equity (Deficit)		$29,711	$43,760

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Statements of Operations ( Unaudited)
(Expressed in US dollars)

				Accumulated
				from
		For the	For the	Nov 6,1997
		Three Months	Three Months	(Date of
		Ended	Ended	Inception) to
		June 30,	June 30,	June 30,
		2010	2009	2010
Revenue		$-	$-	$-

Expenses

Amortization		-	131	1,994
Automobile		-	166	907
General and administrative		456	3,735	43,711
Interest		-	74	2,249
Director fee	(Note 4-a/b/c )	2,918	-	25,146
Management fees	(Note 4-d )	23,340	20,564	150,032
Professional fees		2,414	3,845	145,453
Rent		2,209	1,946	26,261
Travel		-	1,958	4,501

Total Expenses		31,336	32,419	400,253

Net Loss from Continuing Operations		(31,336)	(32,419)	(400,253)

Other Income

Gain on Disposal of Temporary Investments		-	-	946
Forgiveness of debt			-	7,095

Net Loss before Discontinued Operations		(31,336)	(32,419)	(392,212)

Discontinued Operations		-	-	(47,057)

Net Loss		(31,336)	(32,419)	(439,269)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment		7,196	(52,875)	11,104

Comprehensive Loss		$(24,140)	$(85,294)	$(428,165)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	N/A

Weighted Average Shares Outstanding		22,820,445	22,820,445	N/A

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows ( Unaudited)
(Expressed in US dollars)

			Accumulated
			From
			Nov 6, 1997
	For the	For the	(Date of
	Three Months	Three Months	Inception)
	Ended	Ended	June 30,
	June 30, 2010	June 30, 2009	2010

Cash flows from operating activities
Net loss	$(31,336)	$(32,419)	$(439,269)
Adjustment to reconcile net loss to net cash used in
operating activities:
Amortization	-	131	1,994
Donated services	-	-	66,439
Forgiven debt	-	-	(7,096)
Gain on sale of temporary investment	-	-	(946)
Changes in operating assets and liabilities:			-
Prepaid expenses	-	-	(1,329)
Accounts receivable	(2,235)	31	(2,003)
Accounts payable and accrued liabilities	-	(10,405)	5,817
Due to related party	-	-	32,631

Net Cash (Used for) by Operating Activities	(33,571)	(42,662)	(343,762)

Cash flows from investing activities

Purchase of temporary investment	-	-	(1,785)
Proceeds from sale of temporary investment	-	-	2,795
Purchase of property and equipment	-	-	(1,957)

Net Cash (Used for) Provided by Investing Activities	-	-	(947)

Cash flows from financing activities

Proceeds from notes payable	-	-	12,867
Advances from related parties	18,222	10,679	235,673
Proceeds from common stock subscribed	-	-	122,507

Net Cash (Used for) Provided by Financing Activities	18,222	10,679	371,047

Effect of exchange rate changes on cash	(923)	8,760	884

Increase (Decrease) In Cash	(16,272)	(23,222)	27,222

Cash – Beginning of Period	43,494	56,730	-

Cash – End of Period	$27,222	$33,508	$27,222

Supplemental Disclosures
Interest paid	$-	$-	$363
Income taxes paid	$-	$-	$-

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(Formerly Orca International Language Schools Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars unless otherwise stated)
June 30, 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2010, the Company has working capital deficit of $157,873 and accumulated losses of $439,269 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at June 30, 2010, there are no dilutive potential common shares.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010, the Company’s component of comprehensive loss consisted of loss from operations and foreign currency translation adjustments.

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

m)	Recent Accounting Pronouncements – Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

3.	Accrued Liabilities

Accrued liabilities as at June 30, 2010, consist of $ 5,679 bill payable.

4.	Related Party Transactions

	a)	On June 30, 2010, Xin Lenny Li agreed to convert the accrued director fee of $2,918 for the period from April 1 to June 30, 2010 owed by the Company to shareholder’s loan.

b)

On January 1, 2010 the Company entered into a new service agreement with Xin Lenny LI, the director of the Company. Pursuant to this agreement, the Company agreed to accrue CDN $1,000 monthly as director fee. On March 31, 2010, Mr. Li agreed to convert the accrued director fee of $ 2,952 for the period from January 1 to March 31, 2010 and the accrued director fee of $ 12,403 for the period from July 1 to September 30, 2009 owed by the Company to shareholder’s loan.

c)

On December 31, 2009, Xin Lenny LI, the director of the Company agreed to convert the accrued director fee of $ 8,269 owed by the Company for the period of May to June 2009 to shareholder’s loan. And, Xin Lenny LI voluntarily to waive the director fee of this quarterly from October to December 2009.

	d)	From April 1, 2009 to June 30, 2010, the company incurred quarterly management fee total of $ 150,032 to the significant shareholder, SGB C&C Investment Ltd.

e)

To the date June 30, 2010, the significant shareholder, SGB C&C Investment Ltd. loaned the Company $181,905 (CDN$193,661) for expenses and management fee to be incurred by the Company. The amount is non-interest bearing, unsecured, and due on demand.

f)

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

g)

As at March 31, 2009, amounts owing to the former President of the Company of $45,962 (CDN$47,131) were donated to the Company and recorded as donated capital. At June 30, 2010 the Company owed $nil to the President of the Company.

5.	Common Stock

Company is authorized to issue no-par unlimited shares and has 22,820,445 shares issued and outstanding as of June 30 , 2010 and March 31, 2010, respectively.

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

f)	On April 8, 2008, three shareholders returned for cancellation an aggregate of 5,400,000 split adjusted shares of common stock to treasury for no consideration.

6.	Commitments and Contingencies

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

Effective March 3, 2009, we changed our name from “Orca International Language Schools Inc.” to “SGB International Holdings Inc. and we created a new class of preferred stock. As a result, our authorized capital consists of an unlimited amount of common stock without par value and an unlimited amount of preferred stock without par value. We have not issued any preferred stock.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month period ended June 30, 2010 which are included herein.

Revenues

We have not earned any revenues since our inception. We are still in the development stage and do not anticipate earning any revenues until such time as we can establish an alliance with targeted companies to market or distribute the results of our research projects.

The following summary of our results of operations should be read in conjunction with our audited financial statements included in our Form 10-K filed on July 14, 2010.

Expenses

Our expenses for the three months ended June 30, 2010 and 2009 were as follows:

	For the	For the
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
Revenue	$-	$-

Expenses

Amortization	-	131
Automobile	-	166
General and administrative	456	3,735
Interest	-	74
Director fee	2,918	-
Management fees	23,340	20,564
Professional fees	2,414	3,845
Rent	2,209	1,946
Travel	-	1,958

Total Expenses	31,336	32,419

In the three months ended March 31, 2010 our expenses remained at a similar level relative to the three month period ended June 30, 2009.

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

Liquidity and Capital Resources

Working Capital

	Three Months	12 Months Ended
	June 30, 2010	March 31, 2010
Current Assets	$29,711	$43,760
Current Liabilities	187,584	177,493
Working Capital	$(157,873)	$(133,733)

As of June 30, 2010 our working capital increased by 18% because we have not generated any revenues and we continued to incur and accrue management service fees. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Management believes that our company’s cash will not be sufficient to meet our working capital requirements for the next three-month period. Should this prove to be the case, our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next three months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

Cash Flows

We anticipate that we will incur approximately $1,000,000 for operating expenses, including, legal, accounting and audit expenses associated with our reporting requirements as a public company under the Exchange Act during the next twelve months.

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Net cash (used for) by operating activities	$(33,571)	$(42,662)
Net cash (used for) provided by investing activities	--	--
Net cash (used for) provided by financing activities	18,222	10,679
Net increase (decrease) in cash	$(16,272)	$(23,222)

Cash flow used in operating activities

Our cash used in operating activities for the three months ended June 30, 2010 compared to our cash used in operating activities for the three months ended June 30, 2009 decreased by 21.3% . This change was largely due to reduction in our general and administrative expenses.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for the three months ended June 30, 2010 or 2009.

Cash flow provided by financing activities

Our cash provided by financing activities for the three months ended June 30, 2010 compared to our cash provided by financing activities for the three months ended June 30, 2009 increased by 70.6% .

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2010, we have working capital deficit of $157,873 and accumulated losses of $439,269 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. Our management continues to review processes and will make necessary changes to strengthen our system of internal controls over financial reporting.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to June 30, 2010 is $439,269. We had cash in the amount of $27,222 as of June 30, 2010. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $13,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 22, 2010, filed with our annual report on Form 10-K on July 14, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

None.

ITEM 5. OTHER INFORMATION.

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
Date: August 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Xin Li

Xin Li
President, CEO, CFO and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: August 16, 2010