Form 10-Q
period 2010-09-30
SGB International Holdings Inc.
filed 2010-11-22
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
Yes [   ]    No [   ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. <> shares of common stock as of November <>, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by SGB International Holdings Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2010, and the results of operations, stockholders’ equity, and cash flows for the six months period ended September 30, 2010 and for the period from inception (November 6, 1997) to September 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s annual report on Form 10-K filed on July 14, 2010.

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)

September 30, 2010

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

		As of
		September 30,	March 31,
		2010	2010
		(unaudited)	(audited)

ASSETS

Current Assets

Cash		$9,381	$43,494
Prepaid Expens		4,859	-
GST receivable		3,736	266

Total Current Assets		17,976	43,760

Total Assets		$17,976	$43,760

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accrued liabilities	(Note 3)	2,632	5,951
Due to related parties	(Note 4)	222,712	171,542

Total Liabilities		225,344	177,493

Stockholders’ Equity (Deficit)

Common Stock, Unlimited shares authorized, without par value 22,820,445 shares issued and outstanding	( Note 5)	198,857	198,857

Donated Capital	(Note 4-f & 4-g)	71,435	71,435

Accumulated Other Comprehensive Loss		5,198	3,908

Deficit Accumulated During the Development Stage		(482,858)	(407,933)

Total Stockholders’ Equity (Deficit)		(207,368)	(133,733)

Total Liabilities and Stockholders’ Equity (Deficit)		$17,976	$43,760

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

						Accumulated
		For the	For the	For the	For the	from
		Three	Three	Six	Six	Nov 6,1997
		Months	Months	Months	Months	(Date of
		Ended	Ended	Ended	Ended	Inception) to
		September	September	September	September	September
		30,	30,	30,	30,	30,
		2010	2009	2010	2009	2010
Revenue		$-	$-	$-	$-	$-

Expenses

Amortization		-		-	131	1,994
Automobile		-	72	-	238	907
General and administrative		4,367	2,489	4,823	6,224	48,078
Interest		-	-	-	74	2,249
Director fee	(Note 4-a/b/c)	3,748	20,158	6,665	20,158	28,893
Management fees	(Note 4-d)	23,088	23,038	46,428	43,601	173,120
Professional fees		10,200	5,505	12,614	9,350	155,653
Rent		2,185	2,180	4,394	4,127	28,446
Travel		-	-	-	1,958	4,501

Total Expenses		43,589	53,441	74,925	85,860	443,842

Net Loss from Continuing Operations		(43,589)	(53,441)	(74,925)	(85,860)	(443,842)

Other Income

Gain on Disposal of Temporary Investments		-	-	-	-	946
Forgiveness of debt			-		-	7,095

Net Loss before Discontinued Operations		(43,589)	(53,441)	(74,925)	(85,860)	(435,801)

Discontinued Operations		-	-	-	-	(47,057)

Net Loss		(43,589)	(53,441)	(74,925)	(85,860)	(482,858)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment		(5,906)	1,098	1,290	(51,778)	5,198

Comprehensive Loss		$(49,495)	$(52,343)	$(73,635)	$(137,638)	$(477,660)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)	N/A

Weighted Average Shares Outstanding		22,820,445	22,820,445	22,820,445	22,820,445	N/A

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

			Accumulated
			from
	For the	For the	Nov 6, 1997
	Six Months	Six Months	(Date of
	Ended	Ended	Inception)
	September 30,	September 30,	September 30,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(74,925)	$(85,860)	$(482,858)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	-	149	1,994
Donated services	-	-	66,439
Forgiven debt	-	-	(7,096)
Gain on sale of temporary investment	-	-	(946)

Changes in operating assets and liabilities:
Prepaid expenses	-	-	(1,329)
Accounts receivable	(8,332)	(1,734)	(8,100)
Accounts payable and accrued liabilities	(3,244)	9,708	2,573
Due to related party	-	-	32,631

Net Cash (Used for) by Operating Activities	(86,501)	(77,737)	(396,692)

Cash flows from investing activities

Purchase of temporary investment	-	-	(1,785)
Proceeds from sale of temporary investment	-	-	2,795
Purchase of property and equipment	-	-	(1,957)

Net Cash (Used for) Provided by Investing Activities	-	-	(947)

Cash flows from financing activities

Proceeds from notes payable	-	-	12,867
Advances from related parties	53,366	106,584	270,817
Proceeds from common stock subscribed	-	-	122,507

Net Cash (Used for) Provided by Financing Activities	53,366	106,584	406,191

Effect of exchange rate changes on cash	(979)	8,396	828

Increase (Decrease) In Cash	(34,113)	37,243	9,381

Cash – Beginning of Period	43,494	56,730	-

Cash – End of Period	$9,381	$93,973	$9,381

Supplemental Disclosures
Interest paid	$-	$-	$363
Income taxes paid	$-	$-	$-

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars unless otherwise stated)
September 30, 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2010, the Company has working capital deficit of $207,368 and accumulated losses of $482,858 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at September 30, 2010, there are no dilutive potential common shares.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010, the Company’s component of comprehensive loss consisted of loss from operations and foreign currency translation adjustments.

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

3.	Accrued Liabilities

Accrued liabilities as at September 30, 2010, consist of $ 2,632 bill payable.

4.	Related Party Transactions

	a)	On September 30, 2010, Xin Lenny Li agreed to convert the accrued director fee of $2,886 for the period from July 1 to September 30, 2010 owed by the Company to shareholder’s loan.

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

	d)	From April 1, 2009 to September 30, 2010, the company incurred quarterly management fee total of $ 173,120 to the significant shareholder, SGB C&C Investment Ltd.

e)

To the date September 30, 2010, the significant shareholder, SGB C&C Investment Ltd. loaned the Company $222,712 (CDN$229,175) for expenses and management fee to be incurred by the Company. The amount is non-interest bearing, unsecured, and due on demand.

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

g)

As at March 31, 2009, amounts owing to the former President of the Company of $45,962 (CDN$47,131) were donated to the Company and recorded as donated capital. At September 30, 2010 the Company owed $nil to the President of the Company.

5.	Common Stock

Company is authorized to issue no-par unlimited shares and has 22,820,445 shares issued and outstanding as of September 30 , 2010 and March 31, 2010, respectively.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month period ended September 30, 2010 which are included herein.

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

Expenses

Our expenses for the three and six months ended September 30, 2010 and 2009 were as follows:

	For the		For the	For the	For the
	Three Months		Three Months	Six Months	Six Months
	Ended		Ended	Ended	Ended
	September		September	September	September
	30,		30,	30,	30,
	2010		2009	2010	2009
Amortization	$-	$		$-	$131
Automobile	-		72	-	238
General and administrative	4,367		2,489	4,823	6,224
Interest	-		-	-	74
Director fee	3,748		20,158	6,665	20,158
Management fees	23,088		23,038	46,428	43,601
Professional fees	10,200		5,505	12,614	9,350
Rent	2,185		2,180	4,394	4,127
Travel	-		-	-	1,958

Total Expenses	$43,589		$53,441	$74,925	$85,860

In the three and six months ended September 30, 2010 our expenses remained at a similar level relative to the three month period ended September 30, 2009.

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

Liquidity and Capital Resources

Working Capital

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)
Total Current Assets	$17,976	$43,760
Total Liabilities	225,344	177,493
Working Capital (Deficit)	$(207,368)	$(133,733)

As of September 30, 2010 our working capital deficit increased by 55% because we have not generated any revenues and we continued to incur and accrue management service fees. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

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

	For the	For the
	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2010	2009

Net Cash (Used for) by Operating Activities	(86,501)	(77,737)
Net Cash (Used for) Provided by Investing Activities	-	-
Net Cash (Used for) Provided by Financing Activities	53,366	106,584

Increase (Decrease) In Cash	(34,113)	37,243

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2010, we have working capital deficit of $207,368 and accumulated losses of $482,858 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to September 30, 2010 is $443,842. We had cash in the amount of $9,381 as of September 30, 2010. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $13,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 22, 2010, filed with our annual report on Form 10-K on July 14, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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
Date: November 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Xin Li
Xin Li
President, CEO, CFO and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: November 22, 2010