Form 10-Q
period 2010-12-31
SGB International Holdings Inc.
filed 2011-02-18
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _______

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
Yes [ ] No [ N/A ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,720,446 shares of common stock as of February 18, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by SGB International Holdings Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of December 31, 2010, and the results of operations, stockholders’ equity, and cash flows for the three and nine month period ended December 31, 2010 and for the period from inception (November 6, 1997) to December 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s annual report on Form 10-K filed on July 14, 2010.

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)

December 31, 2010

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

		As of
		December 31,	March 31,
		2010	2010
		(unaudited)	(audited)
ASSETS
Current Assets
Cash		$6,561	$43,494
Prepaid Expens		5,027	-
GST receivable		4,658	266
Total Current Assets		16,246	43,760

Total Assets		$16,246	$43,760

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued liabilities	(Note 3 )	1,487	5,951
Due to related parties	(Note 4 )	277,102	171,542
Notes payable		-	-
Total Liabilities		278,589	177,493
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common Stock, Unlimited shares authorized, without par value 22,820,445 shares issued and outstanding		198,857	198,857
Donated Capital	(Note 4-f & 4-g )	71,435	71,435
Accumulated Other Comprehensive Loss		(2,847)	3,908
Deficit Accumulated During the Development Stage		(529,788)	(407,933)
Total Stockholders’ Equity (Deficit)		(262,343)	(133,733)
Total Liabilities and Stockholders’ Equity (Deficit)		$16,246	$43,760

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

					Accumulated from
	For the	For the	For the	For the	Nov 6,1997
	Three Months	Three Months	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010
Revenue	-	-	-	-	-

Expenses

Amortization	-	-	-	131	1,994
Automobile	-	-	-	238	907
General and administrative	3,841	834	8,664	7,058	51,919
Interest	24	-	24	74	2,273
Director fee	3,254	-	9,920	20,158	32,148
Management fees	23,688	22,704	70,116	66,305	196,808
Professional fees	13,882	6,325	26,496	15,675	169,535
Rent	2,242	2,149	6,636	6,275	30,688
Travel	-	-	-	1,958	4,501

Total Expenses	46,930	32,011	121,855	117,872	490,772

Net Loss from Continuing Operations	(46,930)	(32,011)	(121,855)	(117,872)	(490,772)

Other Income

Gain on Disposal of Temporary Investments	-	-	-	-	946
Forgiveness of debt		-	-	-	7,095

Net Loss before Discontinued Operations	(46,930)	(32,011)	(121,855)	(117,872)	(482,731)

Discontinued Operations	-	-	-	-	(47,057)

Net Loss	(46,930)	(32,011)	(121,855)	(117,872)	(529,788)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	(8,045)	(670)	(6,755)	(52,448)	(2,847)

Comprehensive Loss	(54,975)	(32,682)	(128,610)	(170,320)	(532,635)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)	N/A

Weighted Average Shares Outstanding	22,820,445	22,820,445	22,820,445	28,220,000	N/A

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

			Accumulated
	For the	For the	From
	Nine Months	Nine Months	Nov 6, 1997
	Ended	Ended	(Date of Inception)
	December, 2010	December, 2009	December 31, 2010

Cash flows from operating activities
Net loss	$(121,855)	$(117,872)	$(529,788)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	-	138	1,994
Donated services	-	-	66,439
Forgiven debt	-	-	(7,096)
Gain on sale of temporary investment	-	-	(946)
			-
Changes in operating assets and liabilities:			-
Prepaid expenses	-	-	(1,329)
Accounts receivable	(9,413)	1,384	(9,181)
Accounts payable and accrued liabilities	(4,592)	1,798	1,225
Due to related party	-	-	32,631

Net Cash (Used for) by Operating Activities	(135,860)	(114,552)	(446,051)

Cash flows from investing activities

Purchase of temporary investment	-	-	(1,785)
Proceeds from sale of temporary investment	-	-	2,795
Purchase of property and equipment	-	-	(1,957)

Net Cash (Used for) Provided by Investing Activities	-	-	(947)

Cash flows from financing activities

Proceeds from notes payable	-	-	12,867
Advances from related parties	101,900	117,762	319,351
Proceeds from common stock subscribed	-	-	122,507

Net Cash (Used for) Provided by Financing Activities	101,900	117,762	454,725

Effect of exchange rate changes on cash	(2,973)	8,047	(1,166)

Increase (Decrease) In Cash	(36,933)	11,257	6,561

Cash – Beginning of Period	43,494	56,730	-

Cash – End of Period	$6,561	$67,987	$6,561

Supplemental Disclosures
Interest paid	$24	$74	$2,273
Income taxes paid	$-	$-	$-

See Notes to Financial Statements

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars unless otherwise stated)
December 31, 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2010, the Company has working capital deficit of $262,343 and accumulated losses of $532,635 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at December 31, 2010, there are no dilutive potential common shares.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010, the Company’s component of comprehensive loss consisted of loss from operations and foreign currency translation adjustments.

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

3.	Accrued Liabilities

Accrued liabilities as at December 31, 2010, consist of $ 1,487 bill payable.

4.	Related Party Transactions

	a)	On December 31, 2010, Xin Lenny Li agreed to convert the accrued director fee of $3,254 for the period from October 1 to December 31, 2010 owed by the Company to shareholder’s loan.

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

	d)	From April 1, 2009 to December 31, 2010, the company incurred quarterly management fee CDN $ 24,000 to the significant shareholder, SGB C&C Investment Ltd.

e)

To the date December 31, 2010, the significant shareholder, SGB C&C Investment Ltd. loaned the Company $277,102 (CDN$275,614) for expenses and management fee to be incurred by the Company. The amount is non-interest bearing, unsecured, and due on demand.

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

g)

As at March 31, 2009, amounts owing to the former President of the Company of $45,962 (CDN$47,131) were donated to the Company and recorded as donated capital. At December 31, 2010 the Company owed $nil to the President of the Company.

5.	Common Stock

Company is authorized to issue no-par unlimited shares and has 22,820,445 shares issued and outstanding as of December 31 , 2010 and March 31, 2010, respectively.

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

On January 1, 2010 the Company entered into a service agreement with Xin Lenny LI, the director of the Company. Pursuant to this agreement, the Company agreed to accrue CDN $ 1000 monthly as director fee.

On January 15, 2009 the Company entered into a service agreement with SGB C&C Investment Ltd. a related party. Pursuant to this agreement, the Company agreed to pay CDN $ 24,000 quarterly.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three month period ended December 31, 2010 which are included herein.

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

Expenses

Our expenses for the three and nine months ended December 31, 2010 and 2009 were as follows:

	For the	For the	For the	For the
	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Amortization	$-	$-	$-	$131
Automobile	-	-	-	238
General and administrative	3,841	834	8,664	7,058
Interest	24	-	24	74
Director fee	3,254	-	9,920	20,158
Management fees	23,688	22,704	70,116	66,305
Professional fees	13,882	6,325	26,496	15,675
Rent	2,242	2,149	6,636	6,275
Travel	-	-	-	1,958

Total Expenses	$46,930	$32,011	$121,855	$117,872

In the three months ended December 31, 2010 our expenses increased by 46.6% because of increase in our professional fees.

In the nine months ended December 31, 2010 our expenses remained at a similar level relative to the nine month period ended December 31, 2009.

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

Liquidity and Capital Resources

Working Capital

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)
Total Current Assets	$16,246	$43,760
Total Liabilities	278,589	177,493
Working Capital (Deficit)	$(262,343)	$(133,733)

As of December 31, 2010 our working capital deficit increased by 96% because we have not generated any revenues and we continued to incur and accrue management service fees. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

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

	For the	For the
	Nine months	Nine months
	Ended	Ended
	December 31, 2010	December 31, 2009

Net Cash (Used for) by Operating Activities	$(135,860)	$(114,552)
Net Cash (Used for) Provided by Investing Activities	--	--
Net Cash (Used for) Provided by Financing Activities	101,900	117,762

Increase (Decrease) In Cash	$(36,933)	$11,257

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2010, we have working capital deficit of $262,343 and accumulated losses of $529,788 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not generated any revenues since our date of inception and we will continue to incur operating expenses without revenues until we acquire school(s) as clients, commence our business and finally, achieve a profitable level of operations. Our net loss since inception to December 31, 2010 is $529,788. We had cash in the amount of $6,561 as of December 31, 2010. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $15,000 each month. We cannot provide assurances that we will be able to successfully develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 22, 2010, filed with our annual report on Form 10-K on July 14, 2010. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 17, 2011, we granted our directors and one consultant stock options to purchase an aggregate of 2,282,044 shares of our common stock at an exercise price of Cdn $0.10 per share for a term expiring January 17, 2012. The options are fully vested upon grant.

We granted these stock options to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) relying on Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 promulgated pursuant to the Securities Act of 1933, as amended.

On February 2, 2011 Can-US Int’l Capital Group Inc. exercised their option to purchase 900,000 shares of common stock. On February 18, 2011, we issued 900,000 shares of common stock to Can-US Int’l Capital Group Inc.

We issued the shares to one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) relying on Section 4(2) of the Securities Act of 1933, as amended and/or Rule 506 promulgated pursuant to the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On November 30, 2010, we held our annual and special meeting of shareholders. At the meeting, our shareholders elected Xin Li and Stuart Wooldridge as directors of our company. Jun Huang has decided not to run for re-election as a director of our company at the meeting. To our knowledge, Mr. Huang’s decision was not as a result of any disagreement with our company on any matter relating to our operations, policies or practices.

At the meeting, our shareholders appointed Stan J.H. Lee, CPA as our auditor and authorized our directors to fix our auditor’s remuneration.

At the meeting, our shareholders approved the 2010 equity compensation plan pursuant to which our board of directors may grant stock options or stock awards to acquire up to a maximum of 10% of the total issued and outstanding common shares of our company at the time of grant.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
3.01	Notice of Alteration filed with the Ministry of Finance, BC Registry Services effective March 3, 2009 (attached as an exhibit to our current report on Form 8-K filed on March 5, 2009)
3.02	Amended and Restated Articles of Incorporation of SGB International Holdings Inc. (attached as an exhibit to our current report on Form 8-K filed on March 5, 2009)
10.1	Share transfer agreement dated July 2, 2008 among Stuart Wooldridge, SGB C&C Investment Ltd. and our company (attached as an exhibit to our current report on Form 8-K filed on August 6, 2008).
10.2	Form of Private Placement Subscription Agreement between SGB C&C Investment Ltd. and our company (attached as an exhibit to our current report on Form 8-K filed on November 18, 2008)
10.3	Form of stock option agreement (attached as an exhibit to our current report on Form 8-K filed on January 21, 2011)
16.1	Letter from Manning Elliott LLP dated July 31, 2009 (attached as an exhibit to our current report on Form 8-K filed on August 8, 2009)
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGB INTERNATIONAL HOLDINGS INC.

By:

/s/ Xin Li
Xin Li
President, CEO, CFO and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: February 18, 2011