Form 10-K
period 2011-03-31
SGB International Holdings Inc.
filed 2011-06-29
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011
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

Jinhuai Middle Street, Hong Hua Yuan Block 1 Unit 907
Fengze District, Quanzhou City, Fujian Province
PRC China 362300
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: 86-13611930299

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
Yes [   ]     No [X]

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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

11,134,613 shares of common stock at a price of $0.08 per share for an aggregate market value of $890,769.1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of shares of common stock sold in a private placement transaction that was closed on November 12, 2008 of
CDN$0.10 (approximately US$0.08) per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
245,024,446 shares of common stock are issued and outstanding as of June 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

ii

iii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend” “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report, the terms “we”, “us”, and “ our” refer to SGB International Holdings Inc. As used in this report, the terms “Dragon International” and “Yongding Shangzhai” refer to Dragon International Resources Group Co., Limited and Yongding Shangzhai Coal Mine Co., Ltd., respectively.

Our Business

Prior to our reverse acquisition of Dragon International Resources Group Co., Limited, described below, our goal originally was to provide management services to schools in the international education industry based on the principles of: improving their administrative, operational, marketing, sales and human resources functions; building links with other schools worldwide to foster student exchange; and repositioning the schools to concentrate their curriculum on preparing students for one of the three major English proficiency tests. We searched for a school as the initial client but we were not successful in finding any such school. Since we incurred losses since November 6, 1997, in March 2009, our board of directors decided to explore the possibility of adopting a different business plan to protect our shareholders’ value.

Prior to the date of our reverse acquisition, we were considered as a “shell company” under the Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act of 1934 because we had nominal operations and nominal assets.

Reverse Acquisition of Dragon International Resources Group Co., Limited

On May 11, 2011, we completed a reverse acquisition transaction with the shareholders of Dragon International Resources Group Co., Limited pursuant to which we acquired 100% of the issued and outstanding capital stock of Dragon International Resources Group Co, Limited. in exchange for an aggregate of 220,522,000 common shares of our company, which constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition.

Dragon International was incorporated in the Hong Kong on October 5, 2010, and is a holding company for Yongding Shangzhai. Yongding Shangzhai was incorporated in the People’s Republic of China on August 4, 2005.

As a result of the reverse acquisition, we have assumed the business and operations of Yongding Shangzhai Coal Mine Co., Ltd., a wholly-owned subsidiary of Dragon International Resources Group Co., Limited. Yongding Shangzhai Coal Mine Co., Ltd. is a company engaged in coal production and sales by exploring, developing and mining coal properties. Yongding Shangzhai Coal Mine Co., Ltd. owns and operates a coal mine, located at Shangzhai Village, Yongding County, Longyan City of Fujian Province, People’s Republic of China.

For accounting purposes, the reverse acquisition transaction with Dragon International Resources Group Co., Limited was treated as a recapitalization, with Dragon International Resources Group Co., Limited as the acquirer and SGB International Holdings Inc. as the acquired party.

For the information regarding our business subsequent to the reverse acquisition, please see our current report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2011 and any amendment thereto.

Employees

As of March 31, 2011, we had no employees, other than our directors and officers, who devoted their time as required to our business operations. Our President did not have an employment agreement with us. We entered into a management service agreement with one of our significant shareholders, SGB C&C Investment Ltd., for them to provide management services to our company.

Subsidiaries

As of March 31, 2011, we did not have any subsidiaries.

Intellectual Property

As of March 31, 2011, we did not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Address for Service

As of March 31, 2011, our principal executive office was located at 909 – 6081 No. 3 Road, Richmond, BC Canada V6Y 2B2. We paid monthly rent fee of CDN$750 to an unrelated company.

Properties

As of March 31, 2011, we did not own any properties.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common shares are quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. Our symbol is “SGBHF” and our CUSIP number is 78417V 104. There were no trades of our common shares made through the facilities of the OTC Bulletin Board for each quarterly period within the years ended December 31, 2010 and 2009.

Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
March 31, 2011	$0.10	$0.00

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer Company 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119 (702) 361-3033

Holders of Common Stock

As of June 28, 2011, there were 70 holders of record of our common stock. As of such date, 245,024,446 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During our fiscal year ended March 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at March 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	N/A	2,282,044
Equity compensation plans not approved by security holders	Nil	N/A	Nil
Total	Nil	N/A	2,282,044

2010 Equity Compensation Plan

On October 27, 2010, our board of directors approved and adopted our 2010 equity compensation plan and on November 30, 2010, our shareholders approve the plan. Pursuant to the plan, our board of directors may grant stock options or stock awards to employees, directors, officers or consultants of our company or subsidiary. A maximum of 10% of the total issued and outstanding common shares of our company at the time of grant may be issued upon exercise of stock options granted under the plan or as stock awards granted under the plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2011.

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

Overview

Prior to our reverse acquisition of Dragon International Resources Group Co., Limited, described below, our goal originally was to provide management services to schools in the international education industry based on the principles of: improving their administrative, operational, marketing, sales and human resources functions; building links with other schools worldwide to foster student exchange; and repositioning the schools to concentrate their curriculum on preparing students for one of the three major English proficiency tests. We have been searching for a school as the initial client but we have not been successful in finding any such school. Since we have incurred losses since November 6, 1997, in March 2009, our board of directors decided to explore the possibility of adopting a different business plan to protect our shareholders’ value.

Prior to the date of our reverse acquisition, we were considered as a “shell company” under the Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act of 1934 because we had nominal operations and nominal assets.

On May 11, 2011, we completed a reverse acquisition transaction with the shareholders of Dragon International Resources Group Co., Limited pursuant to which we acquired 100% of the issued and outstanding capital stock of Dragon International Resources Group Co. in exchange for an aggregate of 220,522,000 common shares of our company, which constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition.

As a result of the reverse acquisition transaction, we adopted the business of Dragon International Resources Group Co., Limited and abandoned our prior business. For accounting purposes, the reverse acquisition transaction with Dragon International Resources Group Co., Limited was treated as a recapitalization, with Dragon International Resources Group Co., Limited as the acquirer and SGB International Holdings Inc. as the acquired party.

The following discussion should be read in conjunction with our audited financial statements for the year ended March 31, 2011 which are included herein. Except for the section entitled “Cash Requirements”, the following discussion does not include the discussion of the accounts of Dragon International Resources Group Co., Limited, which we acquired on May 11, 2011.

Results of Operations

Revenues

For the financial year ended March 31, 2011, we did not earned any revenues.

Expenses

Our expenses for the 12 months ended March 31, 2011 and 2010 were as follows:

		Year Ended		Year Ended
		March 31,		March 31,
		2011		2010
Revenue		$-		$-
Expenses	$		$
Amortization		-		140
Automobile		-		247
General and administrative		10,621		6,867
Interest		58		79
Director fee		13,563		22,228
Management fees		97,594		88,022
Professional fees		39,236		24,763
Rent		9,237		8,331
Travel		-		4,040
Total Expenses		$170,309		$154,717

In the 12 month period ended March 31, 2011 our expenses increased approximately 10% relative to the 12 month period ended March 31, 2010 primarily because of increased amount of management fees and professional fees incurred.

Liquidity and Capital Resources

Our financial condition for the 12 months ended March 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	March 31,	March 31,
	2011	2010
Current Assets	$16,458	$43,760
Current Liabilities	$155,884	$177,493
Working Capital (Deficit)	$(139,426)	$(133,733)

As of March 31, 2011, we had cash of $6,508. Our working capital deficit increased slightly primarily because we have not generated any revenues and we have spent money on searching a project for acquisition to enhance shareholders’ value.

Cash Flows

The following summarizes cash provided by or used in each of the indicated types of activities during the years ended March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010
Net Cash (Used for) by Operating Activities	$(179,940)	$(156,439)
Net Cash (Used for) Provided by Investing Activities	$-	$-
Net Cash (Used for) Provided by Financing Activities	$138,839	$140,889
Increase (Decrease) In Cash	$(36,986)	$(13,236)

The increase in net cash used for operating activities was primarily because our activities in searching for an acquisition target increased in the financial year ended March 31, 2011.

The decrease in net cash provided by financing activities was primarily because we had not been able to raise significant amount of capital in the financial year ended March 31, 2011.

Cash Requirements

Based on our current expectations after acquiring Dragon International Resources Group Co., Limited, we believe our cash, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through the remainder of this year. We will continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights, and we expect to finance such acquisitions through the issuance of debt or equity securities.

If we require additional financing to fund our operations, we expect to obtain funds through the equity or debt financing. Raising additional financing by issuing equity securities will dilute our existing stockholders' ownership interests in our company. Obtaining commercial or other loans will increase our liabilities and future cash commitments.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our operations or perhaps even cease our operations.

Going Concern

Our financial statements have been prepared on a going concern basis, which implies we will continue to realize our assets and discharge our liabilities in the normal course of business. We have not generated revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, our ability to obtain equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2011, we have working capital deficit of $139,426 and accumulated losses of $578,241 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)

March 31, 2011

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 209 * Fort Lee * NJ 07024
P.O. Box 436402 * San Diego * CA 92143-9402
619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
    SGB International Holdings, Inc.

We have audited the accompanying balance sheets of SGB International Holdings, Inc. (the “Company”) (a development stage enterprise) as of March 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SGB International Holdings, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company would continue as a going concern. As discussed in the notes to the financial statements, the Company has not generated profits to date and has a working capital deficit which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

_____________________
Stan J.H. Lee, CPA
June 9, 2011

Registered with the Public Company Accounting Oversight Board
Member of New Jersey Society of Certified Public Accountants
Registered with Canadian Public Accountability Board

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

		As of
		March 31,	March 31,
		2011	2010
ASSETS
Current Assets
Cash		$6,508	$43,494
Prepaid Expense		5,157	-
GST receivable		4,793	266
Total Current Assets		16,458	43,760

Total Assets		$16,458	$43,760

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued liabilities	(Note 3)	6,276	5,951
Due to related parties	(Note 4)	149,608	171,542
Notes payable		-	-
Total Liabilities		155,884	177,493
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common Stock, Unlimited shares authorized, without par value 24,502,445 and 22,820,445 shares issued and outstanding, respectively	(Note 5)	367,821	198,857
Donated Capital		71,435	71,435
Accumulated Other Comprehensive Loss		(441)	3,908
Deficit Accumulated During the Development Stage		(578,241)	(407,933)
Total Stockholders’ Equity (Deficit)		(139,426)	(133,733)

Total Liabilities and Stockholders’ Equity (Deficit)		$16,458	$43,760

See notes to financial statements

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)

		For the	For the	Accumulated from
		Fiscal Year	Fiscal Year	Nov 6,1997
		Ended	Ended	(Date of Inception)
		March 31,	March 31,	to March 31,
		2011	2010	2011
Revenue		$-	$-	$-
Expenses
Amortization		-	140	1,994
Automobile		-	247	907
General and administrative		10,621	6,867	53,876
Interest		58	79	2,307
Director fee		13,563	22,228	35,791
Management fees		97,594	88,022	224,286
Professional fees		39,236	24,763	182,275
Rent	(Note 6)	9,237	8,331	33,289
Travel		-	4,040	4,501
Total Expenses		170,309	154,717	539,226
Net Loss from Continuing Operations		(170,309)	(154,717)	(539,226)
Other Income
Gain on Disposal of Temporary Investments		-	-	946
Forgiveness of debt			-	7,095
Net Loss before Discontinued Operations		(170,309)	(154,717)	(531,185)
Discontinued Operations		-	-	(47,057)

Net Loss		(170,309)	(154,717)	(578,242)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment		(4,349)	(5,096)	(441)
Comprehensive Loss		$(174,658)	$(159,813)	$(578,683)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	N/A

Weighted Average Shares Outstanding		23,661,445	22,820,445	N/A

See notes to financial statements

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From November 6, 1997 (Date of Inception) to March 31, 2011
(Expressed in US dollars)

						Deficit
						Accumulated	Accumulated
	Common Stock			Common		During	Other
		Par	Subscriptions	Stock	Donated	Development	Comprehensive
	Shares	Value	Receivable	Subscribed	Capital	Stage	Income(Loss)	Total
	#	$	$	$	$	$	$	$

Balance – November 6, 1997 (Date of Inception)	-	-	-	-	-	-	-	-
Issuance of Common shares for cash at $1.00 per share	5	1	-	-	-	-	-	1
Balance – March 31, 1998	5	1	-	-	-	-	-	1
Net loss for the period from April 1, 1998 to March 31, 2003	-	-	-	-	-	-	-	-
Balance – March 31, 2003	5	1	-	-	-	-	-	1
Issuance of Common shares for cash at CDN$0.00001 per share	17,999,995	30	-	-	-	-	-	30
Balance – March 31, 2004	18,000,000	31	-	-	-	-	-	31
Issuance of Common shares for cash at CDN$0.02 per share	7,425,000	27,281	-	-	-	-	-	27,281
Donated rent	-	-	-	-	2,346	-	-	2,346
Foreign currency translation	-	-	-	-	-	-	(1,093)	(1,093)
Net loss for the year	-	-	-	-	-	(21,596)	-	(21,596)
Balance – March 31, 2005	25,425,000	27,312	-	-	2,346	(21,596)	(1,093)	6,969
Issuance of Common shares for cash at CDN$0.10 per share	196,695	3,742	-	-	-	-	-	3,742
Donated rent	-	-	-	-	2,514	-	-	2,514
Foreign currency translation	-	-	-	-	-	-	(124)	(124)
Net loss for the year	-	-	-	-	-	(19,580)	-	(19,580)
Balance – March 31, 2006	25,621,695	31,054	-	-	4,860	(41,176)	(1,217)	(6,479)
Issuance of Common shares for cash at CDN$0.10 per share	2,598,750	50,018	(1,732)	-	-	-	-	48,286
Donated rent	-	-	-	-	2,635	-	-	2,635
Foreign currency translation	-	-	-	-	-	-	351	351
Net loss for the year	-	-	-	-	-	(33,537)	-	(33,537)
Balance – March 31, 2007	28,220,445	81,072	(1,732)	-	7,495	(74,713)	(866)	11,256
Proceeds from subscription receivable	-	-	1,732	-	-	-	-	1,732
Common stock subscribed at CDN$0.10 per share	-	-	-	4,722	-	-	-	4,722
Donated service and rent	-	-	-	-	8,713	-	-	8,713
Foreign currency translation	-	-	-	-	-	-	1,307	1,307
Net loss for the year	-	-	-	-	-	(82,405)	-	(82,405)
Balance - March 31, 2008	28,220,445	81,072	-	4,722	16,208	(157,118)	441	(54,675)
Shares cancelled without consideration	(12,150,000)	-	-	-	-	-	-	-
Issuance of Common shares for cash at CDN$0.022 per share	6,750,000	121,245	-	-	-	-	-	121,245
Common stock issuance costs	-	(3,460)	-	-	-	-	-	(3,460)
Donated rent and services	-	-	-	-	4,388	-	-	4,388
Forgiven debt	-	-	-	-	45,962	-	-	45,962
Common stock subscribed at CDN$0.10 per share	-	-	-	(4,722)	-	-	-	(4,722)
Donated stock subscriptions	-	-	-	-	4,876	-	-	4,876
Foreign currency translation	-	-	-	-	-	-	8,562	8,562
Net loss for the year	-	-	-	-	-	(96,098)	-	(96,098)
Balance - March 31, 2009	22,820,445	198,857	-	-	71,435	(253,216)	9,003	26,079
Foreign currency translation	-	-	-	-	-	-	(5,095)	(5,095)
Net loss for the year	-	-	-	-	-	(154,717)	-	(154,717)
Balance - March 31, 2010	22,820,445	198,857	-	-	71,435	(407,933)	3,908	(133,733)
Common stock subscribed at CDN$0.10 per share	900,000	89,865						89,865
Common stock subscribed at CDN$0.20 per share	782,000	79,099						79,099
Foreign currency translation							(4,349)	(4,349)
Net loss for the year						(170,309)		(170,309)
Balance - March 31, 2011	24,502,445	367,821	-	-	71,435	(578,242)	(441)	(139,426)

See notes to financial statements

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

			Accumulated
	For the	For the	From
	Fiscal Year	Fiscal Year	Nov 6, 1997
	Ended	Ended	Inception)
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(170,309)	$(154,717)	$(578,242)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	-	140	1,994
Donated services	-	-	66,439
Forgiven debt	-	-	(7,096)
Gain on sale of temporary investment	-	-	(946)
			-
Changes in operating assets and liabilities:			-
Prepaid expenses	-	-	(1,329)
Accounts receivable	(9,671)	2,730	(9,439)
Accounts payable and accrued liabilities	40	(4,592)	5,857
Due to related party	-	-	32,631

Net Cash (Used for) by Operating Activities	(179,940)	(156,439)	(490,131)

Cash flows from investing activities

Purchase of temporary investment	-	-	(1,785)
Proceeds from sale of temporary investment	-	-	2,795
Purchase of property and equipment	-	-	(1,957)

Net Cash (Used for) Provided by Investing Activities	-	-	(947)

Cash flows from financing activities

Proceeds from notes payable	-	-	12,867
Advances from related parties	(30,125)	140,889	187,326
Proceeds from common stock subscribed	168,964	-	291,471

Net Cash (Used for) Provided by Financing Activities	138,839	140,889	491,664

Effect of exchange rate changes on cash	4,114	2,314	5,921

Increase (Decrease) In Cash	(36,986)	(13,236)	6,508

Cash – Beginning of Period	43,494	56,730	-

Cash – End of Period	$6,508	$43,494	$6,508
Supplemental Disclosures
Interest paid	$58	$-	$421
Income taxes paid	$-	$-	$-

See notes to financial statements

SGB INTERNATIONAL HOLDINGS INC.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US dollars unless otherwise stated)
March 31, 2011

1.	Development Stage Company

Orca International Language Schools Inc. (the “Company”) was incorporated in British Columbia, Canada on November 6, 1997. It changed its name to SGB International Holdings Company on March 3, 2009. The Company is a development stage company as defined by ASC 915-10-05, “Development Stage Entity”. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated, since inception, have been considered as part of the Company’s development stage activities. During the third quarter of 2008, the Company changed its principal business from the language education business to energy investment.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2011, the Company has working capital deficit of $139,426 and accumulated losses of $578,241 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Accounting Standards Codification (“ASC”) 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at March 31, 2011, there are no dilutive potential common shares.

d)	Comprehensive Loss

ASC 220 , “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011, the Company’s component of comprehensive loss consisted of loss from operations and foreign currency translation adjustments.

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

In accordance with ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

i)	Financial Instruments and Fair Value Measures

ASC 820 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments consist principally of cash, accounts receivable, accrued liabilities, accounts payable, and amounts due to a related party. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada and China which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The financial statements are translated to United States dollars in accordance with ASC 830 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

l)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718 “Share Based Payments”, using the fair value method. The Company has not issued any stock options and has had no unvested share based payments since inception.

m)	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

3.	Accrued Liabilities

Accrued liabilities as at March 31, 2011, consist of $ 6,276 bill payable.

4.	Related Party Transactions

To year ended March 31, 2011, the significant shareholder, SGB C&C Investment Ltd. loaned the Company $149,608 (CDN$145,053) for expenses and management fee to be incurred by the Company. The amount is non-interest bearing, unsecured, and due on demand.

5.	Common Stock

Company is authorized to issue no-par unlimited shares and has 24,502,445 and 22,820,445 shares issued and outstanding as of March 31, 2011 and 2010, respectively.

a)

On February 23 and January 31 2011, Can-us International Capital Group Inc. exercised 782,000 and 900,000 common shares at the price of CDN$ 0.10 per share, respectively, pursuant to Section 2.2 of SGB International Holdings Inc.’s 2010 Stock Option Plan and Section 1(b) of that certain Stock Option Agreement.

b)

On March 4, 2009, the Company approved a 4.5 for one forward stock split of the issued and outstanding common stock. As a result, the issued and outstanding capital has increased from 5,071,210 shares of common stock with no par value to 22,820,445 shares of common stock with no par value.

c)

On March 3, 2009, the Company created a new class of preferred stock. As a result, the authorized capital consists of an unlimited amount of common stock without par value and an unlimited amount of preferred stock without par value. The Company has not issued any preferred stock.

d)

On November 12, 2008, the Company entered into a subscription agreement with the significant shareholder, SGB C &C Investment Ltd. for the sale of 6,750,000 split-adjusted common shares for gross proceeds of $121,245 (CDN$150,000). Subsequent to the sale, SGB C &C Investment Ltd. owns 18,607,500 split- adjusted common shares which represent 81.54% of the issued and outstanding shares of the Company

e)	On November 12, 2008, the former President of the Company voluntarily returned 6,750,000 split-adjusted common shares to the Company for cancellation

f)

On July 24, 2008, pursuant to a share acquisition agreement, the former President of the Company transferred 11,857,500 split adjusted common to the significant shareholder, SGB C &C Investment Ltd. in consideration for $308,750. The transferred shares represent 51.96% of the issued and outstanding common share capital resulting in a change of control of the Company.

g)	On April 8, 2008, three shareholders returned for cancellation an aggregate of 5,400,000 split adjusted shares of common stock to treasury for no consideration.

7.	Commitments and Contingencies

On January 1, 2010 the Company entered into a service agreement with Xin Lenny LI, the director of the Company. Pursuant to this agreement, the Company agreed to accrue CDN$1,000 monthly as director fee.

On January 15, 2009 the Company entered into a service agreement with SGB C&C Investment Ltd. a related party. Pursuant to this agreement, the Company agreed to pay CDN$ 24,000 quarterly.

On April 3, 2009, the Company entered into a rental agreement for office premises with an unrelated party. Pursuant to this agreement, the Company agreed to pay CDN$ 757.14 per month.

8.	Incomes Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. The Company has incurred non-capital losses as scheduled below:

Year of Loss	Amount	Year of Expiration
2005	$18,251	2015
2006	18,043	2026
2007	28,375	2027
2008	73,240	2028
2009	40,636	2029
2010	154,839	2030
2011	170,418	2031
	$503,802

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

The reconciliation of income tax attributable to continuing operations to income tax expense computed at the statutory tax rates of 34% is:

	2011	2010
	$	$
Income tax benefit computed at statutory rates	58,109	54,293
Permanent differences	-	-
Temporary differences	(281)	(42)
Unrecognized tax losses	(57,828)	(54,251)
Provision for income taxes	–	–

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2011	2010
	$	$
Deferred income tax assets
Net losses carried forward	170,418	111,859
Other		424
Valuation allowance
Net deferred income tax asset	(170,418)	(112,283)

12.	Subsequent events

On May 11, 2011, we completed a reverse acquisition transaction with the shareholders of Dragon International Resources Group Co., Limited pursuant to which we acquired 100% of the issued and outstanding capital stock of Dragon International Resources Group Co, Limited. in exchange for an aggregate of 220,522,000 common shares of our company, which constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition.

Dragon International was incorporated in the Hong Kong on October 5, 2010, and is a holding company for Yongding Shangzhai. Yongding Shangzhai was incorporated in the People’s Republic of China on August 4, 2005.

As a result of the reverse acquisition, we have assumed the business and operations of Yongding Shangzhai Coal Mine Co., Ltd., a wholly-owned subsidiary of Dragon International Resources Group Co., Limited. Yongding Shangzhai Coal Mine Co., Ltd. is a company engaged in coal production and sales by exploring, developing and mining coal properties. Yongding Shangzhai Coal Mine Co., Ltd. owns and operates a coal mine, located at Shangzhai Village, Yongding County, Longyan City of Fujian Province, People’s Republic of China.

Management has evaluated subsequent events up the date the financial statements were available for issuance and determined there is no subsequent event to disclose except May 11, 2011 share exchange aforementioned.

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

We provided Manning Elliott with a copy of our Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made in that Current Report on Form 8-K, and if not, stating the respects with which it does not agree. A copy of the letter provided from Manning Elliott is filed as an exhibit to that Current Report on Form 8-K.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2011 due to material weaknesses in our internal control over financial reporting as follows:

  lack of segregation of duties; and

  inadequate security.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Longwen Lin	Chairperson, President and Director	50	May 11, 2011
Xin Li	Chief Executive Officer and Director	51	September 9, 2008
Peifeng Huang	Director	33	May 11, 2011
Thomas Tze Khern Yeo	Chief Financial Officer and Corporate Secretary	38	May 11, 2011

Family Relationships

There are no family relationships between any director or executive officer.

Business Experience

Longwen Lin

Mr. Lin served as the president of Jindong Metal Industry Co., Ltd from 1995 to 2005 and has been a coal mining consultant for the Company and assisting in building up the Company from a bare land to fully operational mining company since 2006. Mr. Lin graduated from Fujian Geosciences University with a degree in Metal Casting.

Mr. Lin has been our Chairperson, President, and director since May 11, 2011 after the reverse acquisition of Dragon International.

We believe Mr. Lin is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Xin Li

Mr. Li has been a director of our company since September 9, 2008 and Chief Executive Officer since January 14, 2009. Mr. Li served as our President from September 9, 2008 to May 11, 2011 and our Chief Financial Officer from January 14, 2009 to May 11, 2011. Mr. Li also served as our Secretary from September 9, 2008 to January 14, 2009.

Mr. Li has served as a director of China National Resources Development Holdings Ltd. from 2003 to 2006. He has also been the President and Chief Executive Officer of SGB C&C Investments Ltd. from July 2008 to present.

We believe Mr. Li is qualified to serve on our board of directors because of his knowledge of our company’s history and operations in addition to his business experiences described above.

Peifeng Huang

Mr Huang has served as a production manager of Tong Duan Ping Coal Mine in Fujian Province from 1997 to 2005 and has served as coal mine production director of Yongding Shangzhai since 2006. Mr. Huang graduated from Fujian Coal University with a degree in coal mining.

Mr. Huang has been our director since May 11, 2011 after the reverse acquisition of Dragon International.

We believe Mr. Huang is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Thomas Tze Khern Yeo, Chief Financial Officer and Corporate Secretary

Mr. Yeo has been our Chief Financial Officer and Corporate Secretary since May 11, 2011 after the reverse acquisition of Dragon International.

Mr Yeo is also the Chief Financial Officer and Company Secretary of a Singapore Main Board listed company, Sunshine Holdings Limited since 2009. Mr Yeo has served as an executive management staff of PKF Accounting Firm in Shanghai from 2007 to 2008, a senior manager of Lehman Brown Accounting firm in Shanghai from 2006 to 2007 and served as a audit manager in Ernst and Young Beijing Office and Singapore office from 1999 to 2006. Mr Yeo has years of working experience in accounting and financial management in private held and public-listed companies and also as an auditor in a big-four audit firm. Mr Yeo is non-practicing member of CPA Singapore, Australia and Hong Kong with a Master in Practicing Accounting from Monash University Australia. Mr. Yeo has been our Chief Financial Officer and Corporate Secretary since May 11, 2011 after the reverse acquisition of Dragon International.

Term of Office

Our directors cease to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but are eligible for re-election or re-appointment. Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals. Our officers hold office at the discretion of our board of directors, or until their deaths, resignations or removals.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

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

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with section 16(a) of the Exchange Act

Because we are a foreign private issuer as defined under Rule 3b-4 promulgated under the Securities Exchange Act of 1934, our executive officers and directors and persons who own more than 10% of our common stock are not required to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission.

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

Corporate Governance

Nominating or Compensation Committees

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

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations since inception to the end of fiscal year ended March 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2011; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended March 31, 2011 and 2010 are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xin Li(1) CEO and Director and former President and CFO	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	7,886(2) 7,757(2)	7,886 7,757
Stuart Wooldridge (3) former Secretary and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) On May 11, 2011, Mr. Li resigned as our President and Chief Financial Officer in connection with a reverse acquisition of Dragon International Resources Group Co., Limited. Mr. Li remains a director and Chief Executive Officer of our company.
(2) For the year ended March 31, 2010, our company incurred management service fees totalling $96,000 to SGB C&C Investment Ltd. and for the year ended March 31, 2011, our company incurred management service fees totalling $97,594 to SGB C&C Investment Ltd. Mr. Li is a 8.08% owner of SGB C&C Investment Ltd.
(3) Mr. Wooldridge resigned as a director and officer on May 12, 2011.

Employment Agreements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of March 31, 2011.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Xin Li	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Stuart Wooldridge	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Compensation of Directors

The table below shows the compensation of our directors who are not our named executive officers for our fiscal year ended March 31, 2011:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jun Huang (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Mr. Huang decided not to run for re-election as a director at our annual and special meeting of shareholders held on November 30, 2010 and as a result, he ceased being a director following the meeting.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 28, 2011 certain information with respect to the beneficial ownership of our common shares by each stockholder known by us to be the beneficial owner of more than 5% of our common shares, by each of our directors, our named executive officers, and executive officers, and by our directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Longwen Lin Jinhuai Middle Street, Hong Hua Yuan Block 1 Unit 907 Fengze District, Quanzhou City,	Common Shares	198,469,800	Direct	81%

Fujian Province PRC China 362300 Xin Li 909-6081 No. 3 Road Richmond, BC Canada V6Y 2B2	Common Shares	1,346,215	Indirect (2)	*
Thomas Tze Khern Yeo Blk 215, Pasir Ris Street 21, #05-270 Singapore 510215	Common Shares	2,205,220	Direct	*
Peifeng Huang Jinhuai Middle Street, Hong Hua Yuan Block 1 Unit 907 Fengze District, Quanzhou City, Fujian Province PRC China 362300	Common Shares	Nil	N/A	Nil
Directors and Executive Officers as a Group (4 persons)	Common Shares	202,021,235		82.45%

* Less than 1%.
(1) Percentage of ownership is based on 245,024.446 shares of our common shares issued and outstanding as of June 28, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common shares subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2) Mr. Xin Li owns 8.08% of SGB C&C Investment Ltd., a British Columbia company which owns 11,685,833 shares and he also owns 50% of Can-US International Capital Group Inc. which owns 804,000 shares.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since April 1, 2009, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any beneficial owner of shares carrying more than 5% of the voting rights attached to our outstanding common shares;

(iii)

Any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common shares, that acquired control of our company when it was a shell company; and

(iv)	Any immediate family member (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

On December 31, 2009, Xin Li agreed to convert the accrued director fee of $8,269 owed by us for the period of May to June 2009 to shareholder’s loan. And, Xin Li voluntarily waived the director fee of this quarterly from October to December 2009. On June 30, 2010, Xin Li agreed to convert the accrued director fee of $2,918 for the period from April 1 to June 30, 2010 owed by us to shareholder’s loan.

From April 1, 2009 to June 30, 2010, we incurred quarterly management fee for the total of $150,032 to SGB C&C Investment Ltd., a holder of 11,685,833 common shares of our company, representing approximately 51.2% of our issued and outstanding common shares as of October 26, 2010.

On January 1, 2010 we entered into a service agreement with Xin Li. Pursuant to this agreement, we agreed to accrue $984 (CDN$1,000) monthly as director fee. On March 31, 2010, Mr. Li agreed to convert the accrued director fee of $2,952 for the period from January 1 to March 31, 2010 and the accrued director fee of $12,403 for the period from July 1 to September 30, 2009 owed by us to shareholder’s loan.

During the year ended March 31, 2010 and the three month period ended June 30, 2010, SGB C&C Investment Ltd. loaned us $181,905 (CDN$193,661) for expenses and management fee to be incurred by us. The amount is non-interest bearing, unsecured, and due on demand.

On May 11, 2011, we acquired Dragon International Resources Group Co., Limited pursuant to a share exchange agreement dated April 12, 2011 made by and between SGB International Holdings Inc., Dragon International, the shareholders of Dragon International, and Yongding Shangzhai Coal Mine Co., Ltd. Pursuant to the terms of the share exchange agreement, we acquired all of the outstanding capital stock and ownership interests of Dragon International from its shareholders in exchange for an aggregate of 220,522,000 common shares of our company. Longwen Lin, who became our President and director in connection with this transaction received 198,469,800 common shares of our company, while Thomas Tze Khern Yeon, who became our Chief Financial Officer and Corporate Secretary in connection with this transaction received 2,205,220 common shares of our company.

Director Independence

We currently act with three directors consisting of Longwen Lin, Xin Li, and Peifeng Huang. Our common shares are quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, only Peifeng Huang is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for the years ended March 31, 2011 and 2010 for professional services rendered by Stan Jeong-Ha Lee, our independent registered public accounting firm since July 31, 2009.

	Year Ended March 31,
	2011	2010
Audit Fees and Audit Related Fees	$12,000	12,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,000	12,000

The following table sets forth the fees billed to our company for the years ended March 31, 2011 and 2010 for professional services rendered by Manning Elliott LLP, our previous independent registered public accounting firm until July 31, 2009.

Year Ended March 31,
		2011	2010
Audit Fees and Audit Related Fees	$	Nil	Nil
Tax Fees		Nil	Nil
All Other Fees		Nil	Nil
Total	$	Nil	Nil

Pre-Approval Policies and Procedures

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Stan Jeong-Ha Lee or Manning Elliott LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1

Share Exchange Agreement dated April 12, 2011 with Dragon International Resources Group. Co., Limited, its shareholders, and Yongding Shangzhai Coal Mine Co., Ltd. (incorporated by reference to an exhibit attached to our current report on Form 8-K filed on April 29, 2011)

3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
3.01	Notice of Alteration filed with the Ministry of Finance, BC Registry Services effective March 3, 2009 (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 5, 2009)
3.02	Amended and Restated Articles of Incorporation of SGB International Holdings Inc. (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 5, 2009)
16.1	Letter from Manning Elliott LLP dated July 31, 2009 (incorporated by reference to an exhibit attached as to our current report on Form 8-K filed on August 8, 2009)
21.1*	List of Subsidiaries
31.1*	Certification of the CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of the CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGB INTERNATIONAL HOLDINGS INC.

By: /s/ Xin Li
______________________________________________
Xin Li
Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Xin Li
______________________________________________
Xin Li
Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 29, 2011

By: /s/ Thomas Tze Khern Yeo
______________________________________________
Thomas Tze Khern Yeo
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: June 29, 2011

By: /s/ Longwen Lin
______________________________________________
Longwen Lin
Chairperson, President and Director
Date: June 29, 2011

By: /s/ Peifeng Huang
______________________________________________
Peifeng Huang
Director
Date: June 29, 2011