Form 10-Q
period 2011-06-30
SGB International Holdings Inc.
filed 2011-08-15
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File No.000-53490

SGB INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

No. 25 Jia He Road, Xinjing Centre, Unit C2606
Siming District, Xiamen City, Fujian Province
PRC China 361000
(Address of principal executive offices) (zip code)

86-13611930299
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

i

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 245,024,446 shares of common stock as of August 4, 2011

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SGB International Holdings Inc.
Consolidated Balance Sheets

	June 30,	Dec 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$219,006	$526,564
Prepaid Expense	2,182,008	2,065,542
Other receivable, net	283,413	232,802
Due from related parties	958,825	-

Total Current Assets	3,643,252	2,824,908

Non-current Assets
Plant and equipment, net	$16,937,196	15,056,286
Intangible assets	333,227	358,742

Total non-current assets	17,270,423	15,415,028

Total Assets	$20,913,675	$18,239,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Other payable and Accrued liabilities	$2,279,198	$2,290,552

Total Current Liabilities	2,279,198	2,290,552

Non-current liabilities:
Long term borrowings	$13,270,159	$11,495,312

Total non-current liabilities	13,270,159	11,495,312

Total Liabilities	$15,549,357	$13,785,864
Commitments and Contingencies
Stockholders’ Equity
Common Stock, Unlimited shares authorized, without par value 245,024,445 and nil shares issued and outstanding,respectively	367,821	123,913

Donated Capital	238,807	-
Additional Paid-in Capital	1,291,934	-
Reserve	73,191	73,191
Accumulated Other Comprehensive income	140,832	56,629
Unappropriated retained earnings	3,251,733	4,200,339
Total Stockholders’ Equity	5,364,318	4,454,072
Total Liabilities and Stockholders’ Equity	$20,913,675	$18,239,936

See Notes to Financial Statements

SGB International Holdings Inc.
Consolidated Statements of Operations

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenue	$2,083,085	$2,936,013	$2,083,085	$6,345,124
Sales tax	(5,628)	(10,313)	(5,628)	(23,767)
Net sales	2,077,457	2,925,700	2,077,457	6,321,357

Cost of good sold	$(1,503,717)	$(1,514,149)	$(1,503,717)	$(3,417,584)

Gross Profit	573,740	1,411,551	573,740	2,903,773

Expenses
Amortization	$(28,216)	$(28,470)	$(28,215)	$(56,784)
Automobile	(5,836)	(6,063)	(5,834)	(16,734)
General and administrative	(251,758)	(198,351)	(253,160)	(437,262)
Director fee	-	-	(3,222)
Management fees	-	-	(24,559)
Professional fees	(174,763)	-	(187,418)	(82,906)
Rent	(2,342)	-	(4,649)
Travel	(19,956)	(12,136)	(19,956)	(33,401)
Selling expenses	-	(244)	-	(563)

Total Expenses	(482,871)	(245,264)	(527,013)	(627,650)

Net income from Continuing Operations	90,869	1,166,287	46,727	2,276,123

Other (loss)income
Interest Expense	(196,449)	(140,486)	(196,482)	(271,824)
Other Income	-	11,178	-	39,802
Non-operating expense	(308)	(52,931)	(308)	(67,885)
Total Other (loss)income	(196,757)	(182,239)	(196,790)	(299,907)

Income/(Loss) before income tax expense	(105,888)	984,048	(150,063)	1,976,216

Income tax (expense)benefit	(14,671)	(26,883)	(14,671)	(61,951)

Discontinued Operations	-	-	-	-

Net (loss)Income	(120,559)	957,165	(164,734)	1,914,265

Other Comprehensive Income(loss)	-	-	-	-

Foreign currency translation adjustment	-	-	-	-

Comprehensive (Loss)/profit	$(120,559)	$957,165	$(164,734)	$1,914,265

Net Loss Per Share – Basic and Diluted	-0.00	N/A	-0.00	N/A

Weighted Average Shares Outstanding	150,515,016	N/A	86,260,323	N/A

See Notes to Financial Statements

SGB International Holdings Inc.
Consolidated Statements of Cash Flows

	For the	For the
	Six Months	Six Months
	Ended	Ended
	30-Jun-11	30-Jun-10

Cash flows from operating activities
Net (loss) / income	$(164,734)	$1,914,265
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	647,859	437,353
Changes in operating assets and liabilities:
Prepaid expenses	20,000	(730,278)
Accounts receivable	(230)	-
Other receivable	(166,847)	(557,346)
Accounts payable and accrued liabilities	(248,308)	33,718
Due from related party	(958,825)	-

Net Cash (Used for) by Operating Activities	(871,085)	1,097,712

Cash flows from investing activities

Purchase of property and equipment	(2,503,254)	(332,241)

Net Cash (Used for) Provided by Investing Activities	(2,503,254)	(332,241)

Cash flows from financing activities

Additional capital contribution	1,291,934	-
Long-term borrowings	1,774,847	2,702,088
Repayment of long-term borrowings	-	(3,230,757)

Net Cash Provided (Used for) by Financing Activities	3,066,781	(528,669)

Effect of exchange rate changes on cash	-	2,823

Increase (Decrease) In Cash	(307,558)	239,625

Cash – Beginning of Period	526,564	395,733

Cash – End of Period	$219,006	$635,358

Supplemental Disclosures
Interest paid	$196,482	$271,824
Income taxes paid	$14,671	$61,951

See Notes to Financial Statements

SGB International Holdings Inc.
Notes to Interim Quarterly Financial Statements
June 30, 2011
(Stated in US Dollars)

Note 1 UNAUDITED INFORMATION

The consolidated balance sheet of SGB International Holdings Inc. (the “Company”) as of June 30, 2011, and the consolidated statements of operations for the three and six-months period ended June 30, 2011 and 2010, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30 2011, and the results of operations for the three and six -months ended June 30, 2011 and 2010.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for its last fiscal year ended March 31, 2011 and disclosure on completion of acquisition filed on Form 8-K report on May 12, 2011.

Note 2. ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company were incorporated in the province of British Columbia, Canada under the name “Slocan Valley Minerals Ltd.” on November 6, 1997 with an authorized share capital of 10,000,000 common shares without par value. On June 1, 2004, the authorized share capital was increased from 10,000,000 common shares without par value to an unlimited number of common shares without par value. On June 11, 2004 the Company’s name changed to “Orca International Language Schools Inc.”

Effective from March 3, 2009, the Company changed its name from “Orca International Language Schools Inc.” to “SGB International Holdings Inc.” and created a new class of preferred shares. As a result, the authorized capital consists of an unlimited number of common shares without par value and an unlimited number of preferred shares without par value but no preferred share has since been issued.

The Company was a development stage company as defined by ASC 915-10-05 until May 11, 2011 at which time when the Company acquired Dragon International Resources Group Co., Limited (the “Dragon International”), a Hong Kong corporation, pursuant to a share exchange agreement dated April 12, 2011 (the “Share Exchange Agreement”) made by and between the Company, Dragon International, the shareholders of Dragon International, and Yongding Shangzhai Coal Mine Co., Ltd.(the “Yongding Shangzhai”), a People’s Republic of China corporation and wholly-owned subsidiary of Dragon International.

Dragon International was incorporated in the Hong Kong on October 5, 2010, and Yongding Shangzhai was incorporated in the People’s Republic of China on August 4, 2005.

Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the outstanding capital stock and ownership interests of Dragon International from its shareholders in exchange for an aggregate of 220,522,000 common shares of our company.

Yongding Shangzhai, which became our operating company, is a company engaged in coal production and sales by exploring, developing, and mining coal properties. Yongding Shangzhai owns and operates a coal mine, located at Shangzhai Village, Yongding County, Longyan City of Fujian Province, People’s Republic of China.

Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Method of Accounting and fiscal year.

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting. Company adopted December 31 for its fiscal year end.

(b) Basis of Presentation

The Company's financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC ("PRC GAAP"), the accounting standards used in the places of their domicile. The accompanying financial statements reflect necessary adjustments not recorded in the books of account of the Company to present them in conformity with US GAAP.

The accompanying consolidated financial statements include the accounts of SGB International Holdings, Inc., a non-operating holding company and all its operating companies. All significant inter-company account balances and transactions have been eliminated.

(c) Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued amended guidance for comprehensive income. The guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.

In May 2011, the FASB issued amended guidance for fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards (IFRS). The new guidance includes amendments to clarify the definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and IFRS. The guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011

In December 2010, the FASB issued amended guidance for goodwill. The guidance applies to entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative. The guidance modifies step one so that for those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.

The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption permitted.

In December 2010, the FASB issued amended guidance for business combinations. The guidance requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the material business combination(s) on an individual or aggregate basis that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.

In July 2010, the FASB issued amended guidance for receivables. The guidance for disclosures about activity that occurs during a period is effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted this guidance for activity that occurs for our financing receivables in the first quarter of 2011. The adoption of these disclosures did not have a material impact on our consolidated financial statements. See Note 9, “Receivables,” for disclosures regarding our adoption of the FASB’s amended guidance for financing receivables.

In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. The guidance requires new disclosures about purchases, sales, issuances, and settlements in the roll forward of activity for level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this guidance in the first quarter of 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables. This new guidance requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables, based on their relative selling price. The guidance also establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management’s best estimate of selling price. We adopted this guidance in the first quarter of 2011.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flows.

Note 4. OTHER RECEIVABLES

Other receivables mainly consist of loans to third parties, which are interest free, unsecured and repayable on demand.

Note 5. PREPAID EXPENSES

Prepaid expenses mainly consist of construction fee advance to third-party contractors, which will be transferred to construction in progress once the material arrived or expenses occurred.

Note 6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	June 30, 2011	December 31, 2010
	$	$
Cost
Buildings	13,300,825	10,502,775
Machineries	4,600,235	4,404,916
Motor vehicles	188,340	184,055
Office equipments	72,699	37,387
Construction in progress	1,122,958	1,668,128
Total	19,285,057	16,797,261

Accumulated depreciation	(2,347,861)	(1,740,975)

Property, plant and equipment, net	16,937,196	15,056,286

Depreciation expenses for the six-months ended June 30, 2011 and were $ 606,889 and year ended December 31, 2010 and $826,801, respectively.

Note 7. INTANGIBLE ASSET

The following is a summary of intangible asset:

	June 30, 2011	December 31, 2010
	$	$
Cost
Coal mining right	677,756	662,298
Accumulated Amortization	(344,529)	(303,556)

Intangible asset, net	333,227	358,742

Note 8. OTHER PAYABLES

The following is a summary of other payables and accrued liabilities:

	June 30, 2011	December 31, 2010
	$	$
Interest payable	380,444	564,307
Coal mining right payable	432,633	422,788
Environmental protection and Safety payable	389,663	398,917
Salary and welfare payable	464,920	259,545
Pension benefit payable	158,407	100,057
Construction fee payable	-	119,749
Accrued audit and consultant fee	143,419	107,649
Amount due to Individuals	46,354	254,840
Statutory public welfare fund	231,512	-
Other payable	31,846	62,700
	2,279,198	2,290,552

As of December 27, 2010, the Company applied for the postponed payment of the coal mining right within the available period. As of January 12, 2011, the Company had received the approved certificate from the Fujian Ministry of LR.

Note 9. LONG-TERM BORROWINGS

The following is a summary of Long-term borrowings:

	June 30, 2011	December 31, 2010
	$	$

Loans from personal bearing interest at 2.5% per month, unsecured	7,880,099	7,851,783
Loans from personal with no interest, unsecured	5,390,060	3,643,529
	13,270,159	11,495,312

Less: Current portion	-	-
Long-term borrowings	13,270,159	11,495,312

The unsecured long-term borrowings were obtained from Mr. Chen Yongle an unrelated party and Lin Longwen, president and chairman of the Company.

Note 10. INCOME TAX

According to the local tax law in Yongding Town, Fujian Province, PRC, the income tax of coal industry is calculated by weight of exploitation, claiming $0.8(RMB5.5) per ton since March 31, 2008.

Note 11. RELATED PARTY TRANSACTIONS

Apart from the transactions and balances disclosed elsewhere in the financial statements, the Company had no material transactions with its related parties during the periods presented.

Note 12. SEGMENT INFORMATION

No segment information is disclosed as the Company is engaged in the sales of coal. The nature of the products, the type of their customers and their distribution methods are substantially similar. The Company operates in a single segment in the PRC. SFAS 131, codified in FASB ASC Topic 280, has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment - coal mining.

Note 13. SUBSEQUENT TRANSACTION

Subsequent Event - The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Effective March 3, 2009, we changed our name from “Orca International Language Schools Inc.” to “SGB International Holdings Inc.” (the “SGB”) and we created a new class of preferred stock. As a result, our authorized capital consists of an unlimited amount of common stock without par value and an unlimited amount of preferred stock without par value. We have not issued any preferred stock.

On May 11, 2011, we completed a reverse acquisition transaction with the shareholders of Dragon International Resources Group Co., Limited (the “Dragon International”) pursuant to which we acquired 100% of the issued and outstanding capital stock of Dragon International Resources Group Co, Limited. in exchange for an aggregate of 220,522,000 common shares of our company, which constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition.

Dragon International was incorporated in the Hong Kong on October 5, 2010, and is a holding company for Yongding Shangzhai Coal Mine Co., Ltd (the “Yongding Shangzhai”). Yongding Shangzhai was incorporated in the People’s Republic of China on August 4, 2005.

Our Business

Prior to our reverse acquisition of Dragon International, our goal originally was to provide management services to schools in the international education industry. We searched for a school as the initial client but we were not successful in finding any such school. Since we incurred losses since November 6, 1997, in March 2009, our board of directors decided to explore the possibility of adopting a different business plan to protect our shareholders’ value.

As a result of the reverse acquisition, we have assumed the business and operations of Yongding Shangzhai., a wholly-owned subsidiary of Dragon International. Yongding Shangzhai. is a company engaged in coal production and sales by exploring, developing and mining coal properties. Yongding Shangzhai owns and operates a coal mine, located in Shangzhai Village, Yongding County, Longyan City of Fujian Province, People’s Republic of China.

Results of Operations

As we completed the reverse take over transaction of Dragon International on May 11, 2011 (the “Acquisition”), the following table sets forth the results of our operations for the three months period ended June 30, 2011 (“2011 Q2”) and six months period ended June 30, 2011 (“2011 6M”) on a consolidated basis comprised of:

(i)	SGB for the period from April 1, 2011 to June 30, 2011;
(ii)	Dragon International. for the period from May 11, 2011 to June 30, 2011; and
(iii)	Yongding Shangzhai for the period from May 11, 2010 to June 30, 2011

The comparative financial data sets forth the results of our operations for the three months period ended June 30, 2010 (“2010 Q2”) and six month period ended June 30, 2010 (“2010 6M”) on non-consolidated basis comprised only Yongding Shangzhai for the period from April 1, 2010 to June 30, 2010 and from Jan 1,. 2010 to June 30, 2010 respectively. :

	Three Months Period ended				Six Months Period ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
	$	% of	$	% of	$	% of	$	% of
		Sales		Sales		Sales		Sales
Net sales	2,077,457	100%	2,925,700	100%	2,077,457	100%	6,321,357	100%
Cost of sales	1,503,717	72%	1,514,149	52%	1,503,717	72%	3,417,584	54%
Gross profit	573,740	28%	1,411,551	48%	573,740	28%	2,903,773	46%
Operating expenses	482,871	23%	245,264	8%	527,013	25%	627,650	10%
Profit from operations	(105,888)	5%	984,048	34%	(150,063)	7%	1,976,216	31%
Net (loss)/income	(120,559)	6%	957,165	33%	(164,734)	8%	1,914,265	30%

Revenues

Our revenues are derived from the sales of coal. Our overall revenue decreased by $848,243 or 29% from $2.92 million in 2010Q2 to $2.08 million in 2011Q2. The decreased revenue was attributed principally to to the consolidation of the income statements for the Yongding Shangzhai and Dragon International only for the period from the date of Acquisition, May 11, 2011, to June 30, 2011 as compared to the income statements for Yongding Shangzhai for the 3-months period from April 1, 2011 to June 30, 2011 .

On a 3 months period-to period comparison, the production volume increased from 33,352 tons in 2010Q2 to 34,119 tons in 2011Q2 and our average selling price for 2011Q2 increased by $18 per ton or 20% from about $88 per ton in 2010Q2 to about $106 per ton in 2011Q2 mainly due to higher market demands.

Cost of Sales

Cost of sales decreased by $10,432 or 1% from $1.51 million in 2010Q2 to $1.50 million in 2011Q2, in line with the decrease of the revenue recorded albeit the average cost per ton increase by $24 per ton or 53% from about $45 per ton in 2010Q2 to about $69 per ton in 2011Q2 due principally to the increased labor costs and certain mining materials costs in 2011Q2.

Gross Profit

In line with the lower revenue and higher costs per ton registered, our gross profit decreased by $837,811 or 59% from $1.41 million in 2010Q2 to $0.57 million in 2011Q2 and a lower gross profit margin of 28% in 2011Q2 as compared to 48% in 2010Q2.

Expenses

Our expenses for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Expenses
Amortization	$28,216$	28,470	$28,215$	56,784
Automobile	5,836	6,063	5,834	16,734
General and administrative	251,758	198,351	253,160	437,262
Director fee	-	-	3,222	-
Management fees	-	-	24,559	-
Professional fees	174,763	-	187,418	82,906
Rent	2,342	-	4,649	-
Travel	19,956	12,136	19,956	33,401
Selling expenses	-	244	-	563

Total Expenses	482,871	245,264	527,013	627,650

Operating expenses increased by $237,607 or 97% from $245,264 in 2010Q2 to $482,871 in 2011Q2, due principally to increases in staff related costs and professional fees incurred for lawyers, geologists, auditors and valuator

As a result of the reverse acquisition transaction between SGB. and the shareholders of Dragon International in 2011Q2, we anticipate that we will incur considerable costs (approximately $200,000 per year) and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Net (loss)/Income

With the lower gross profit and higher operating expenses recorded in 2011Q2 relative to 2010Q2, a net loss of $120,559 was registered in 2011Q2 vis-à-vis a net profit of $957,165 attained in 2010Q2.

Impact of Inflation

We believe inflation has had a net negative impact on our results of operations in 2011Q2, especially on the labor costs and raw materials. The inflation risk remained relatively high in China during 2011Q2. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

Cash Requirements

Based on our current expectations after acquiring Dragon International, we believe our cash, and cash generated from operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through the remainder of this year. We will continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights, and we expect to finance such acquisitions through the issuance of debt or equity securities.

If we require additional financing to fund our operations, we expect to obtain funds through the equity or debt financing. Raising additional financing by issuing equity securities will dilute our existing stockholders' ownership interests in our company. Obtaining commercial or other loans will increase our liabilities and future cash commitments.

The management believed that the current mining operation is able to sustain the working capital for the next 12-months. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will not be able to invest in additional equipment or upgrading the current production facilities to increase the production capacity.

We estimate our general administrative expenses and working capital requirements for the next 12-months period to be as follows:

Expenses
Amortization	$112,864
Automobile	23,344
General and administrative	1,007,032
Director fee	-
Management fees	-
Professional fees	699,052
Rent	9,368
Travel	79,824
Selling expenses	-
Total Expenses	$1,931,484

Liquidity and Capital Resources

Working Capital as at June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
Cash	$219,006	$526,564
Current Assets	$3,643,252	$2,824,908
Current Liabilities	$2,279,198	$2,290,552
Working Capital	$1,364,054	$534,356

As of June 30, 2011, we had cash of $219,006. Our working capital was $1,364,054. The ratio of current assets to current liabilities was 1.60:1 at June 30, 2011.

Cash Flows

For the six months ended June 30, 2011 and 2010 respectively

The following summarizes cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011 and 2010:

	Six month period ended
	June 30, 2011	June 30, 2010
Net cash (used in)provided by operating activities	$(871,085)	$1,097,712
Net cash used in investing activities	$(2,503,254)	$(332,241)
Net cash provided by/(used in) financing activities	$3,066,781	$(528,669)
Cash and cash equivalents at end of period	$219,006	$635,358

We registered a net cash used in operating activities of $871,085 in 2011 6M vis-à-vis net cash provided by operating activities of $1.09 million in 2010 6M, due principally to the increases in operating expenses and certain mining material costs;

Net cash used in investing activities was $2.50 million in 2011 6M as compared to $332,241 in 2010 6M, due principally to the purchases of mining equipments for the expansion and upgrading of the current mine tunnel.

About $3.07 million of net cash was provided by the financing activities in 2011 6M vis-à-vis $528,669 of net cash used in financing activities in 2010 6M. The net cash provided by the financing activities in 2011 Q2 was due principally to new loan obtained and additional capital contribution in the wholly-owned subsidiary of Dragon International. The net cash used in financing activities in 2010 Q2 was due principally to the repayment of loan.

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

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to other information in this report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our business and results of operations are dependent on coal markets, which may be cyclical.

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal, especially the demand for coal in the province of Fujian . The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price before tax of coal products per ton from the Shangzhai coal mine was RMB nil per ton in 2005 (mining operation only commenced in 2006), about US$26 per ton (equivalent to RMB 195 per ton) in 2006, about US$30 per ton (equivalent to RMB 225 per ton) in 2007, about US$42 per ton (equivalent to RMB 299 per ton) in 2008, about US$51 per ton (equivalent to RMB 347 per ton) in 2009 and about US$73 per ton (equivalent to RMB 491 per ton) in 2010. The demand for coal is primarily affected by the overall economic development and the demand for coal from the electricity generation, steel and construction industries. The supply of coal, on the other hand, is primarily affected by the geographical location of the coal supplies, the volume of coal produced by the domestic and international coal suppliers, and the quality and price of competing sources of coal. Alternative fuels, such as natural gas, oil and nuclear power, and alternative energy sources, such as hydroelectric power also have influences on the market demand for coal. Excess supply of coal or significant reduction in the demand for our coal by domestic electricity generation or steel industries may have an adverse effect on coal prices, which would in turn cause a decline in our profitability. In addition, any significant decline in domestic coal prices could materially and adversely affect our business and results of operations.

Our mining operations may be shut down pursuant to Special Regulation by State Council on Shutting Down Small Coal Mines

The Special Regulation by the State Council on Shutting Down Small Coal Mines went into effect on September 28, 2006. The passage of regulation is the launch of a national campaign to close down small coal mines defined as having annual coal production capacity of 30,000 tons or less, as well as coal mines without proper licenses or permits. The regulation specifies that the Central Government will support the development of big coal mining operations, defined as having annual coal production capacity of 300,000 tons or more. However, the regulation is silent as to the PRC government’s position on coal mine operations having annual production capacity of more than 30,000 tons but less than 300,000 tons. We believe that the likelihood of our mining operation being shut down pursuant to The Special Regulation by the State Council on Shutting Down Small Coal Mines is relatively small because Fujian Province, where our mining operation is currently located, does not have sufficient coal production for use by local industries and relies heavily on import from other provinces. We have been advised by the County Coal Industry Management Bureau that we are not likely to be forced to shut down. Furthermore, our management also believes that, despite the fact that we have mined and produced coal beyond the area then covered by our valid mining permit, we will not likely be shut down because we have applied for and obtained in May 2011 another mining permit for an additional 6.8 km2 of mining area and that we have consistently demonstrated excellent safety records.

Our mining operations are inherently subject to changing conditions that can affect our profitability.

Our mining operations are inherently subject to changing conditions that affect levels of production and production costs for varying lengths of time and can result in decreases in our profitability. We are exposed to commodity price risk related to our purchase of diesel fuel, explosives and steel. In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions can be expected in the future to have, a significant impact on our operating results. Prolonged disruption of production at our mine would result in a decrease in our revenues and profitability, which could be material. Other factors affecting the production and sale of our coal that could result in decreases in our profitability include:

  sustained high pricing environment for our raw materials, including, among other things, diesel fuel, explosives and steel;

  changes in the laws and/or regulations that we are subject to, including permitting requirements;

  labor shortages; and

  changes in coal market and general economic conditions.

Our coal operations are extensively regulated by the PRC Government and government regulations may limit our activities and adversely affect our business operations.

Our coal operations, like those of other Chinese energy companies, are subject to extensive regulations established by the PRC Government. Central governmental authorities, such as the National Development and Reform Commission, the State Environmental Protection Administration, the Ministry of Land and Resources, the State Administration of Coal Mine Safety, the State Bureau of Taxation, and provincial and local authorities and agencies exercise extensive control over various aspects of China’s coal mining and transportation (including rail and sea transport). These controls affect the following material aspects of our operations:

  exploration, exploitation and mining rights and licensing;

  rehabilitation of mining sites after mining is completed;

  recovery rate requirements;

  industry-specific taxes and fees;

  target of our capital investments; and

  environmental and safety standards.

There can be no assurance that the central or local governments in the PRC will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. We may face significant constraints on our ability to implement our business strategies or to carry out or expand our business operations. Our business may also be materially and adversely affected by future changes in certain regulations and policies of the Chinese Government in respect of the coal industry. New legislation or regulations may be adopted that may materially and adversely affect our coal operations, our cost structure or the demand for our products. In addition, new legislation or regulations or different or more stringent interpretation of existing laws and regulations may also require us to substantially change our existing operations or incur significant costs.

The Chinese government has become increasingly concerned with workplace safety and environmental issues, particularly in light of several recent accidental explosions in coal mines due to poor internal safety measures, and as reflected by the implementation of the State Council’s Regulation on Shutting Down Small Coal Mines. Moreover, additional new legislation or regulations may be adopted, or the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or our customers’ ability to use coal and may require us or our customers to significantly change operations or to incur substantial costs.

Our business operations may be adversely affected by present or future environmental regulations.

As a producer of coal products, we are subject to significant, extensive, and increasingly stringent environmental protection laws and regulations in China. These laws and regulations:

  impose fees for the discharge of waste substances;

  require the establishment of reserves for reclamation and rehabilitation;

  require the payment of fines for serious environmental offences; and

  allow the Chinese Government, at its discretion, to close any facility that fails to comply with orders requiring it to correct or stop operations causing environmental damage.

Our coal mining operations may produce waste water, gas and solid waste materials. Currently, the PRC Government is moving toward more rigorous enforcement of applicable laws and regulations as well as the adoption and enforcement of more stringent environmental standards. Our current amounts of capital expenditure for environmental regulatory compliance may not be sufficient if additional regulations are imposed and we may need to allocate additional funds for such purpose. If we fail to comply with current or future environmental laws and regulations, we may be required to pay penalties or fines or take corrective actions, any of which may have a material adverse effect on our business operations and financial condition.

In addition, China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1997 Kyoto Protocol, which are intended to limit emissions of greenhouse gases. Efforts to control greenhouse gas emission in China could result in reduced use of coal if power generators switch to sources of fuel with lower carbon dioxide emissions, which in turn could reduce the revenues of our coal business and have a material adverse effect on our results of operations.

If transportation for our coal becomes unavailable or uneconomic for our customers, our ability to sell coal could suffer.

Transportation costs represent a significant portion of the total cost of coal and, as a result, the cost of transportation is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make coal a less competitive source of energy or could make some of our operations less competitive than other sources of coal.

Disruption of any of the transportation services that our customers use due to weather-related problems, flooding, drought, accidents, mechanical difficulties, strikers, lockouts, bottlenecks, and other events could temporarily impair our customers’ ability to purchase coal from us, resulting in decreased revenues.

Our future success depends upon our ability to continue acquiring and developing coal mining rights that are economically feasible.

The amount of coal underlying our mining rights declines as we produce coal. We may not be able to mine all of the coal underlying our mining rights as profitably as we do at our current operations. Our profitability depends substantially on our ability to mine coal that has the geological characteristics that enable it to be mined at competitive costs. As we can only increase our existing production capacity by a limited amount, the future increase in our coal production will depend on expanding our existing mining rights or acquisitions of new mining rights.

New mining rights may not be available when required or, if available, the underlying coal may not be capable of being mined at costs comparable to those characteristics of our existing mining rights. We may in the future acquire mining rights from third parties. We may not be able to accurately assess the geological characteristics to any mining rights that we acquire, which may adversely affect our profitability and financial condition.

If we are not able to obtain a permit to expand the mining area and increase production capacity for the Shangzhai coal mine, our operations and financial condition could be adversely affected.

The Shangzhai coal mine produced 156,303 t and 238,517 t of coal in 2010 and 2009, respectively. However, this production capacity may not be sustainable because portions of the mine development are situated outside the boundaries of the valid mining permit. According to Wardrop Engineering Inc., the Shangzhai coal mine should have a production capacity of only 90,000 t/a under the current valid mining permit. Government authorities may order the Shangzhai coal mine to be closed or limited at any time, since the area of active mining currently exceeds the limits of the mining permit. The Shangzhai coal mine produced 156,303 t and 148,517 t of coal outside the boundaries of the valid mining permit in 2010 and 2009, respectively. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by its existing mining permit, which also allows it to mine at different mining levels.

A notice issued in 2006 by the State Environmental Protection Administration (SEPA) deemed that the Environmental Impact Assessment of a coal mine construction project within an area covered by a coal mine master plan cannot be approved until a planning Environmental Impact Assessment of the coal mine master plan is approved. Since the master plan for the Longyang Longtan – Shizhong coal mine area (which covers the Shangzhai coal mine) was under preparation as of November 2010, there is a risk that an Environmental Impact Assessment for the Shangzhai coal mine expansion will not be approved before the corresponding planning Environmental Impact Assessment is approved. Delay or failure in securing the relevant governmental approvals or permits as well as any adverse change in government policies may cause a significant adjustment to our operations and financial condition.

Risks inherent to mining could increase the cost of operating our business.

Our mining operations are subject to conditions beyond our control that can delay coal deliveries or increase the cost of mining at particular mines for varying lengths of time. These conditions include weather and natural disasters, unexpected maintenance problems, key equipment failures, variations in coal seam thickness, variations in the amount of rock and soil overlying the coal deposit, variations in rock and other natural materials and variations in geologic conditions.

As with all underground coal mining companies, our operations are affected by mining conditions such as a deterioration in the quality or thickness of faults and/or coal seams, pressure in mine openings, presence of gas and/or water inflow and propensity to spontaneous combustion, as well as operational risks associated with industrial or engineering activity, such as mechanical breakdowns. Although we have conducted geological investigations to evaluate such mining conditions and adapt our mining plans to address them, there can be no assurance that the occurrence of any adverse mining conditions would not result in an increase in our costs of production, a reduction of our coal output or the temporary suspension of our operations.

Underground mining is also subject to certain risks such as methane outbursts and accidents caused by roof weakness and ground-falls. There can be no assurance that the occurrence of such events or conditions would not have a material adverse impact on our business and results of operations.

We may suffer losses resulting from industry-related accidents and lack of insurance.

We operate coal mines and related facilities that may be affected by water, gas, fire or structural problems. As a result, we, like other coal mining companies, have experienced accidents that have caused property damage and personal injuries. There can be no assurance that industry-related accidents will not occur in the future. We do not currently maintain fire, or other property insurance covering our properties, equipment or inventories, other than with respect to vehicles. In addition, we do not maintain any business interruption insurance or any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our properties, other than third party liability insurance with respect to vehicles. For any accident-related costs below RMB50,000 is to be borne by the third party sub-contractors. For any accident-related costs above RMB50,000, 95% of such costs is to be borne by our company and the remaining 5% is to be borne by the third party sub-contractors. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

We may be required to allocate additional funds for land subsidence.

A consequence of the underground mining methods used at our mines is land subsidence above underground mining sites. Depending on the circumstances, we may be required to relocate inhabitants from the land above the underground mining sites prior to mining those sites or we may be required to compensate the inhabitants for losses or damages from land subsidence after the underground sites have been mined. We may also be required to make payments for land subsidence, restoration, rehabilitation or environmental protection of the land after the underground sites have been mined. Where such payment is required under applicable law or regulations, an estimate of such costs is recognized in the period in which the obligation is identified and is charged as an expense in our income statement in proportion to the coal extracted. The estimate of costs for land subsidence, restoration, rehabilitation or environmental protection of the land may be subject to change in the future as actual costs become apparent and standards established by the PRC Government change from time to time. Therefore, there can be no assurance such estimates are accurate or that our land subsidence, restoration, rehabilitation and environmental protection costs will not substantially increase in the future or that the PRC Government will not impose new fees in respect of land subsidence. Any such substantial increases or new fees could have a material adverse effect on our results of operations.

The total ecological environment rehabilitation deposit for operating the Shangzhai coal mine is about US$596,782 (equivalent to RMB 3.86 million). We paid about US$179,035 (equivalent to RMB 1.16 million (or 30% of the total deposit)) to the Fujian Provincial Land and Resources Bureau on November 18, 2009. The balance of about US$417,747 (equivalent to RMB 2.702826 million (or 70% of the total deposit)) must be paid to the Fujian Provincial Land and Resources Bureau before April 2015 (one year ahead of the expiration of the mining license).

If we are unable to expand our operations through acquisitions of other coal mining businesses or assets, our profitability may be negatively affected.

We may seek to expand our operations both in the regions in which we operate as well as in other parts of China through acquisitions of businesses and assets. Acquisition transactions involve inherent risks, such as:

  uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;

  the potential loss of key personnel of an acquired business;

  the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

  problems that could arise from the integration of the acquired business;

  unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and

  unexpected development costs that adversely affect our profitability.

In addition, we may not be able to successfully negotiate new mining rights or maintain our leasehold interests in properties on which mining operations are not commenced during the term of the lease.

Our ability to operate our company effectively could be impaired if we lose key personnel or fail to attract qualified personnel.

We manage our business with a number of key personnel, namely, Longwen Lin, Peifeng Huang, Xin Li and Thomas Yeo, the loss of a number of whom could have a material adverse effect on us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We cannot assure you that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. We do not have “key person” life insurance to cover our executive officers. Failure to retain or attract key personnel could have a material adverse effect on us.

Our reserve estimates may prove to be incorrect.

The mineral reserve figures in this report are estimates based on the interpretation of limited sampling and subjective judgments regarding the grade, continuity and existence of mineralization, as well as the application of economic assumptions, including assumptions as to operating costs, foreign exchange rates and future commodity prices. The sampling, interpretations or assumptions underlying any reserve estimate may be incorrect, and the impact on reserves may be material. Should the mineralization and/or configuration of a deposit ultimately turn out to be significantly different from that currently envisaged, then the proposed mining plan may have to be altered in a way that could affect the tonnage and grade of the reserves mined and rates of production and, consequently, could adversely affect the profitability of the mining operations. In addition, short term operating factors relating to the reserves, such as the need for orderly development of ore bodies or the processing of new or different ores, may cause reserve estimates to be modified or operations to be unprofitable in any particular fiscal period. There can be no assurance that our projects or operations will be, or will continue to be, economically viable, that the indicated amount of minerals will be recovered or that they will be recovered at the prices assumed for purposes of estimating reserves.

Risks Related to Doing Business in China

Our operations are primarily located in China and may be adversely affected by changes in the policies of the Chinese government.

The political environment in the PRC may adversely affect our business operations. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a “socialist market economy” and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair our business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

The Chinese government exerts substantial influence over the manner in which companies in China must conduct their business activities.

The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest the interests we then hold in Chinese properties or joint ventures. Any such developments could have a material adverse effect on the business, operations, financial condition and prospects of our company.

Future inflation in China may inhibit economic activity and adversely affect our operations.

In recent years, the Chinese economy has experienced periods of rapid expansion within which there have been some years with high rates of inflation and deflation, which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has moderated since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect our business operations and prospects in the PRC.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent our company from providing needed capital to Yongding Shangzhai

In August of 2008, China’s State Administration of Foreign Exchange (“SAFE”) issued Circular 142, which regulates the process of foreign currency capital verification by foreign invested enterprises in China. Circular 142 introduced new statutory requirements that impact the use of Renminbi converted capital invested by FIEs. In particular, Circular 142 imposes additional capital verification procedures, restricts investments by FIEs in domestic enterprises, prohibits purchase of domestic real estate by FIEs; and imposes additional approval process on payment of consideration to domestic individuals and institutions in M&A transactions. Like many of SAFE’s other regulations, Circular 142 is broadly drafted, making it difficult to predict how local SAFE branches will interpret and enforce certain provisions of Circular 142. We do not expect Circular 142 having a significant effect on our company because even though Yongding Shangzhai is a FIE, for the foreseeable future, we have no plan to make any equity investment in other domestic enterprises or real estate in PRC through Yongding Shanzhai.

We may be restricted from freely converting the Renminbi to other currencies in a timely manner.

The Renminbi is not a freely convertible currency at present. We receive all of our revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction.” Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, we can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government. We do not anticipate problems in obtaining foreign currency to satisfy our requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict us from freely converting Renminbi in a timely manner. If such shortages or change in laws and regulations occur, we may accept Renminbi, which can be held or re-invested in other projects.

Future fluctuation in the value of the Renminbi may negatively affect our sales globally and our ability to convert our return on operations to U.S. dollars in a profitable manner.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has appreciated approximately 15%. Countries, including the U.S., have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.

The PRC legal system embodies uncertainties that could limit the legal protection available to our shareholders.

The PRC’s legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China’s regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that we will not be able to achieve our business objectives.

Risks Related to Our Company

The limited public company experience of our management team could adversely impact our ability to comply with the reporting requirements of the securities laws.

Our management team has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our senior management has limited experience with the responsibilities related to managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a public company would be in jeopardy in which event you could lose your entire investment in our company.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal control over our financial reporting is not effective. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs (approximately $200,000 per year) and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

All of our assets and our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors and officers.

All of our assets are located outside the United States. In addition, our directors and officers are a national and/or resident of a country other than the United States, and all or a substantial portion of their respective assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our directors and officers.

Because Longwen Lin, our Chairperson, President and director, controls a large percentage of our common shares, he has the ability to influence matters affecting our shareholders.

Longwen Lin, our Chairperson, President and director, beneficially owns 81% of the issued and outstanding common shares of our company. As a result, he has the ability to influence matters affecting our shareholders, including the election of our directors and the acquisition or disposition of our assets. Because he controls such shares, our shareholders will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Lin could result in management making decisions that are in his best interest and not in the best interest of our shareholders, our shareholders may lose some or all of the value of their investments in our common shares.

Our lack of independent directors could adversely affect our company.

We have no independent members of our board of directors. Our board of directors is comprised of three people, all of whom are employed by us. Accordingly, none of our directors is "independent" using the definition set forth in the NASDAQ Marketplace Rules. Although our directors are subject to the fiduciary duties imposed on board members pursuant to British Columbia law, our shareholders do not have the protections afforded by independent directors which are some of the traditional procedural safeguards that protect the interests of minority shareholders. Our lack of independent directors on our board of directors may also make decisions of our board of directors more prone to legal claims or shareholder criticism than if made by a board of directors with independent board members.

Risks Related to Our Common Shares

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our authorized capital consists of an unlimited number of common shares without par value and an unlimited number of preferred shares without par value. We have not issued any preferred shares. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding common shares of our company. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Our common shares are illiquid and the price of our common shares may be negatively impacted by factors which are unrelated to our operations.

Although our common shares are currently quoted on the OTC Bulletin Board, relatively few of our shares have been purchased or sold on that market. Even when a more active market is established, trading through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common shares could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common shares, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common shares.

We do not intend to pay cash dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any cash dividends for the foreseeable future. Because we do not intend to declare cash dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common shares.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our fiscal year ended June 30, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
3.2	Notice of Alteration filed with the Ministry of Finance, BC Registry Services effective March 3, 2009 (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 5, 2009)
3.3	Amended and Restated Articles of Incorporation of SGB International Holdings Inc. (incorporated by reference to our current report on Form 8-K filed on March 5, 2009)
10.1	Share transfer agreement dated July 2, 2008 among Stuart Wooldridge, SGB C&C Investment Ltd. and our company (incorporated by reference to our current report on Form 8-K filed on August 6, 2008).
10.2	Form of Private Placement Subscription Agreement between SGB C&C Investment Ltd. and our company (incorporated by reference to our current report on Form 8-K filed on November 18, 2008)
10.3	Form of stock option agreement (incorporated by reference to our current report on Form 8-K filed on January 21, 2011)
10.4

Share Exchange Agreement dated April 12, 2011 among Dragon International Resources Group Co., Limited, Yongding Shangzhai Coal Mine Ltd., The Shareholders of Yongding and our company (incorporated by reference to our current report on Form 8-K filed on April 29, 2011)

16.1	Letter from Manning Elliott LLP dated July 31, 2009 (incorporated by reference to our current report on Form 8-K filed on August 8, 2009)
21.1	Dragon International Resources Group. Co., Limited, a Hong Kong corporation
21.2	Yongding Shangzhai Coal Mine Co., Ltd., a People’s Republic of China corporation
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit Number	Description
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGB INTERNATIONAL HOLDINGS INC.

By:
/s/ Xin Li
Xin Li
Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 15, 2011

By:
/s/ Thomas Tze Khern Yeo
Thomas Tze Khern Yeo
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: August 15, 2011