Form 10-Q
period 2011-09-30
SGB International Holdings Inc.
filed 2011-11-14
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 245,024,446 shares of common stock as of November 10, 2011

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SGB International Holdings Inc.
Consolidated Balance Sheets

	September 30,	Dec 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$2,255,006	$526,564
Prepaid Expense	1,526,379	2,065,542
Other receivable, net	329,761	232,802
Due from related parties	925,753	-

Total Current Assets	5,036,899	2,824,908

Non-current Assets
Plant and equipment, net	$18,037,760	$15,056,286
Intangible assets	319,721	358,742

Total non-current assets	18,357,481	15,415,028

Total Assets	$23,394,380	$18,239,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short term borrowings	$1,952,154	$-
Other payable and Accrued liabilities	2,840,831	2,290,552

Total Current Liabilities	4,792,985	2,290,552

Non-current liabilities:
Long term borrowings	$12,460,527	$11,495,312

Total non-current liabilities	12,460,527	11,495,312

Total Liabilities	$17,253,512	$13,785,864
Commitments and Contingencies	-	-
Stockholders’ Equity
Common Stock, Unlimited shares authorized, without par value 245,024,446 and nil shares issued and outstanding,respectively	367,821	123,913
Donated Capital	234,606	-
Additional Paid-in Capital	1,291,934	-
Reserve	73,191	73,191
Accumulated Other Comprehensive Income	189,945	56,629
Unappropriated retained earnings	3,983,371	4,200,339
Total Stockholders’ Equity	6,140,868	4,454,072
Total Liabilities and Stockholders’ Equity	$23,394,380	$18,239,936

See Notes to Financial Statements

SGB International Holdings Inc.
Consolidated Statements of Operations

	For the	For the	For the	For the
	Three Months	Three Months	Nine-Months	Nine- Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenue	$4,220,828	$3,535,403	$6,300,214	$9,857,144
Sales tax	(12,736)	(12,516)	(18,349)	(36,198)
Net sales	4,208,092	3,522,887	6,281,865	9,820,946
Cost of good sold	$(2,331,440)	$(1,585,137)	$(3,835,243)	$(4,991,642)
Gross Profit	1,876,652	1,937,750	2,446,622	4,829,304
Expenses
Amortization	$(43,854)	$(29,444)	$(72,070)	$(86,029)
Automobile	(12,596)	(12,965)	(18,417)	(29,623)
General and administrative	(505,978)	(320,939)	(759,000)	(750,091)
Interest	(384,278)	(574,860)	(580,686)	(843,672)
Director fee	-	-	(3,221)	-
Management fees	-	-	(24,552)	-
Professional fees	(102,240)	(86,966)	(290,282)	(173,456)
Rent	(29,908)	-	(34,578)	-
Travel	(26,191)	(25,783)	(46,148)	(59,030)
Selling expenses	(989)	-	(990)	(563)
Total Expenses	(1,106,034)	(1,050,957)	(1,829,944)	(1,942,464)
Net Income from Continuing Operations	770,618	886,793	616,678	2,886,840
Other Income	-	-	-	39,623
Non-operating expense	(779)	(73,695)	(1,086)	(141,155)
Gain on Disposal of Temporary Investments	-	-	-	-
Forgiveness of debt	-	-	-	-
Income/(Loss) before income tax expense	769,839	813,098	615,592	2,785,308
Income tax benefit/(expense)	(33,198)	(32,623)	(47,830)	(94,355)
Discontinued Operations	-	-	-	-
Net Income	736,641	780,475	567,762	2,690,953
Other Comprehensive Income (Loss)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-
Comprehensive Income	$736,641	$780,475	$567,762	$2,690,953
Net Loss Per Share – Basic and Diluted	0.00	N/A	0.00	N/A
Weighted Average Shares Outstanding	245,024,446	N/A	139,763,251	N/A

See Notes to Financial Statements

SGB International Holdings Inc.
Consolidated Statements of Cash Flows

	For the	For the
	Nine-Months	Nine-Months
	Ended	Ended
	9/30/2011	9/30/2010

Cash flows from operating activities
Net income/ (loss)	$567,762	$2,690,953
Depreciation & Amortization	986,448	686,851
Income tax paid	(77,970)	(94,355)
Exchange loss (gain)
Changes in operating assets and liabilities:
Prepaid expenses
Accounts receivable
Other receivable	442,204	(3,651,561)
Tax payable	77,970	94,355
Accounts payable and accrued liabilities	1,795,906	1,172,156
Due from related party	(925,753)	(1,468,908)
Net Cash (Used for) by Operating Activities	2,866,567	(570,509)

Cash flows from investing activities
Acquisition of subsidiaries
Proceeds from sale of temporary investment
Purchase of property and equipment	(3,928,901)	(2,145,008)

Net Cash (Used for) Provided by Investing Activities	(3,928,901)	(2,145,008)
Cash flows from financing activities

Additional capital contribution	1,291,934	-
Short-term borrowings	1,957,445	-
Repayment of Short-term borrowings
Long-term borrowings	965,215	8,859,280
Repayment of long-term borrowings		(5,063,674)
Interest paid for borrowings	(1,423,818)	(1,090,839)

Net Cash (Used for) Provided by Financing Activities	2,790,776	2,704,767

Effect of exchange rate changes on cash

Increase (Decrease) In Cash	1,728,442	(10,750)

Cash – Beginning of Period	526,564	395,733

Cash – End of Period	$2,255,006	$384,983

See Notes to Financial Statements

SGB International Holdings Inc.
Notes to Interim Quarterly Financial Statements
September 30, 2011
(Stated in US Dollars)

Note 1 UNAUDITED INFORMATION

The consolidated balance sheet of SGB International Holdings Inc. (the “Company”) as of September 30, 2011, and the consolidated statements of operations for the three and nine-month period ended September 30, 2011 and 2010, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30 2011, and the results of operations for the three and nine -month ended September 30, 2011 and 2010.

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

Effective from August 31, 2011, Yongding Shangzhai changed its name to “Fujian Huilong Coal Mine Co., Ltd”.

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

Note 4. PREPAID EXPENSES

The following is a summary of prepaid expense:

	September 30, 2011	December 31, 2010
	$	$
Prepaid construction fee	689,542	1,963,800
Prepaid coal mining right deposit	781,000	-
Others	55,837	101,742

Total	1,526,379	2,065,542

Prepaid expenses mainly consist of construction fee advance to third-party contractors, which will be transferred to construction in progress once the material arrived or expenses occurred.

Note 5. OTHER RECEIVABLES

The following is a summary of other receivables:

	September 30, 2011	December 31, 2010
	$	$
Refundable Safety deposit	156,200	150,997
Loan to third party with no interest, unsecured	168,178	80,414
Others	5,383	1,391

Total	329,761	232,802

Note 6. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	September 30, 2011	December 31, 2010
	$	$
Cost
Leasehold improvements and buildings	13,572,328	10,502,775
Machineries	4,693,225	4,404,916
Motor vehicles	190,398	184,055
Office equipments	113,771	37,387
Construction in progress	2,133,614	1,668,128
Total	20,703,336	16,797,261

Accumulated depreciation	(2,665,576)	(1,740,975)

Property, plant and equipment, net	18,037,760	15,056,286

Depreciation expenses for the nine-months ended September 30, 2011 and were $ 924,601 and year ended December 31, 2010 and $826,801, respectively.

Note 7. INTANGIBLE ASSET

The following is a summary of intangible asset:

	September 30, 2011	December 31, 2010
	$	$
Cost
Coal mining right	685,124	662,298
Accumulated Amortization	(365,403)	(303,556)

Intangible asset, net	319,721	358,742

Note 8. OTHER PAYABLES

The following is a summary of other payables and accrued liabilities:

	September30, 2011	December 31, 2010
	$	$
Interest payable	531,033	564,307
Coal mining right payable	437,360	422,788
Environmental protection and Safety payable	421,669	398,917
Salary and welfare payable	673,605	259,545
Pension benefit payable	187,839	100,057
Construction fee payable	-	119,749
Accrued audit and consultant fee	80,691	107,649
Amount due to Individuals	46,860	254,840
Receipt in Advanced	106,236	-
Statutory public welfare fund	238,950	-
Other payable	116,588	62,700
	2,840,831	2,290,552

As of December 27, 2010, the Company applied for the postponed payment of the coal mining right within the available period. As of January 12, 2011, the Company had received the approved certificate from the Fujian Ministry of LR.

Note 9. SHORT TERM AND LONG-TERM BORROWINGS

The following is a summary of borrowings:

	September 30, 2011	December 31, 2010
	$	$
Short-term borrowings:
Loans from personal bearing interest at 1.5% per month, unsecured	1,952,154	-

Long-term borrowings:
Loans from personal bearing interest at 1.5% per month, unsecured	7,810,000	7,851,783
Loans from personal with no interest, unsecured	4,650,527	3,643,529
	12,460,527	11,495,312
Less: Current portion	-	-
Long-term borrowings	12,460,527	11,495,312

The unsecured short-term borrowing was obtained from Mr. Chen Yongle, and unrelated party.

The unsecured long-term borrowings were obtained from Mr. Chen Yongle, and Lin Longwen, president and chairman of the Company.

Note 10. INCOME TAX

According to the local tax law in Yongding Town, Fujian Province, PRC, the income tax of coal industry is calculated by weight of exploitation, claiming $0.86 (RMB5.5) per ton since March 31, 2008.

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

As used in this report, the terms “we”, “us”, and “ our” refer to SGB International Holdings Inc. As used in this report, the terms “Dragon International” and “Yongding Shangzhai” refer to Dragon International Resources Group Co., Limited and Fujian Huilong Mining Co., Ltd. (formerly Yongding Shangzhai Coal Mine Co., Ltd.), respectively.

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

Results of Operations

As we only completed the reverse take over transaction of Dragon International on May 11, 2011 (the “Acquisition”), the following table sets forth the results of our operations for the three months period ended September 30, 2011 (“2011 Q3”) and nine months period ended September 30, 2011 (“2011 9M”) on a consolidated basis comprised of (i) SGB ; (ii) Dragon International; and (iii) Fujian Huilong (formerly known as "Yongding Shangzhai").

The comparative financial data sets forth the results of our operations for the three months period ended September 30, 2010 (“2010 Q3”) and nine month period ended September 30, 2010 (“2010 9M”) on non-consolidated basis comprised only Fujian Huilong (formerly known as "Yongding Shangzhai"):

	2011 Q3		2010 Q3		2011 9M		2010 9M
	$	% of	$	% of	$	% of	$	% of
		Sales		Sales		Sales		Sales
Net sales	4,208,092	100%	3,522,887	100%	6,281,865	100%	9,820,946	100%
Cost of sales	2,331,440	55%	1,585,137	45%	3,835,243	61%	4,991,642	51%
Gross profit	1,876,652	45%	1,937,750	55%	2,446,622	39%	4,829,304	49%
Operating expenses	1,106,034	26%	1,050,957	30%	1,829,944	29%	1,942,464	20%
Profit from operations	769,839	18%	813,098	23%	615,592	10%	2,785,308	28%
Net income	736,641	18%	780,475	22%	567,762	9%	2,690,953	27%

Revenues

Our revenues are derived from the sales of thermal coal. Our overall revenue increased by $685,205 or 19% from $3.52 million in 2010Q3 to $4.21 million in 2011Q3. The increased revenue was attributed principally to the increased coal selling price in 2011Q3.

The production volume decreased marginally from 40,241 tons in 2010Q3 to 38,780 tons in 2011Q3 albeit the average selling price for 2011Q3 increased by $21 per ton or 19% from about $88 per ton in 2010Q3 to about $109 per ton in 2011Q3 due to the coal price increased across the Fujian region.

Cost of Sales

Cost of sales increased by $746,303 or 47% from $1.59 million in 2010Q3 to $2.33 million in 2011Q3, in line with the increase of the average cost per ton by $21 per ton or 54% from about $39 per ton in 2010Q3 to about $60 per ton in 2011Q3 due principally to the increased labor costs and mining materials costs in 2011Q3.

Gross Profit

The higher costs per ton registered in Q3 2011 has principally attributed to the decrease in our gross profit by $61,098 or 3% from $1.94 million in 2010Q3 to $1.88 million in 2011Q3 and the decrease in the gross profit margin from 55% in 2010Q3 to 45% in 2011Q3.

Expenses

Our expenses for the three and six months ended Sepetember 30, 2011 and 2010 were as follows:

	2011 Q3	2010 Q3	2011 9M	2010 9M

Expenses
Amortization	$43,854	$29,444	$72,070	$86,029
Automobile	12,596	12,965	18,417	29,623
General and administrative	505,978	320,939	759,000	750,091
Interest	384,278	574,860	580,686	843,672
Director fee	-	-	3,221	-
Management fees	-	-	24,552	-
Professional fees	102,240	86,966	290,282	173,456
Rent	29,908	-	34,578	-
Travel	26,191	25,783	46,148	59,030
Selling expenses	989	-	990	563

Total Expenses	1,106,034	1,050,957	1,829,944	1,942,464

Operating expenses increased by $55,077 or 5% from $1,050,957 in 2010Q3 to $1,106,034 in 2011Q3, due principally to increases in staff related costs and professional fees incurred for lawyers, geologists, auditors and valuation.

We anticipate that we will incur considerable costs (approximately $200,000 per year) and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Net Income

Due to the lower gross profit and higher operating expenses registered in 2011Q3 relative to 2010Q3, our net income reduced by $43,834 or by 6% from $780,475 in 2010Q3 to $736,641 in 2010Q3.

Impact of Inflation

We believe inflation has had a net negative impact on our results of operations in 2011Q3, especially on the labor costs and raw materials. The inflation risk remained relatively high in China during 2011Q3. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

Cash Requirements

We believe our cash, and cash generated from the mining operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through the remainder of this year. We will continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights, and we expect to finance such acquisitions through the issuance of debt or equity securities.

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

We estimate our general administrative expenses and working capital requirements for the next 12-months period to be as follows:

Expenses
Amortization	$90,000
Automobile	23,000
General and administrative	950,000
Interest	726,000
Director fee
Management fees
Professional fees	363,000
Rent	44,000
Travel	58,000
Selling expenses	1,500
Total Expenses	$2,255,500

Liquidity and Capital Resources

Working Capital as at September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
Cash	$2,255,006	$526,564
Current Assets	$5,036,899	$2,824,908
Current Liabilities	$4,792,985	$2,290,552
Working Capital	$243,914	$534,356

As of September 30, 2011, we had cash of $2,255,006. Following from above, our working capital decreases from $534,356 as at December 31, 2010 to $243,914 as at September 30, 2011. The ratio of current assets to current liabilities was 1.05:1 at September 30, 2011.

Cash Flows

For the six months ended September 30, 2011 and 2010 respectively

The following summarizes cash provided by or used in each of the indicated types of activities during the six months ended September 30, 2011 and 2010:

	2011 9M	2010 9M
Net cash generated from(used in) operating activities	$2,866,567	$(570,509)
Net cash used in investing activities	$(3,928,901)	$(2,145,008)
Net cash generated from financing activities	$2,790,776	$2,704,767
Cash and cash equivalents at end of period	$2,255,006	$384,983

We registered a net cash generated from operating activities of $2.87 million in 2011 9M vis-à-vis net cash used in operating activities of $0.57 million in 2010 9M, due principally to the decreases in prepayment made to suppliers in 2011;

Net cash used in investing activities was $3.93 million in 2011 9M as compared to $2.15 million in 2010 9M, due principally to the increase in purchases of mining equipments and materials for constructing the new mine tunnel which is expected to be completed in June 2012.

$2.79 million and $2.70 million of net cash was generated from the financing activities in 2011 9M and 2010 9M respectively. The net cash generated from the financing activities in 2011 9M comprised of both additional capital contribution and new loans obtained during the period and the net cash generated from the financial activities in 2010 9M was mainly due to the new loan obtained.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-

dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our fiscal period ended September 30, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

On August 31, 2011 we changed the name of our subsidiary from Yongding Shangzhai Coal Mine Co., Ltd. to Fujian Huilong Mining Co., Ltd.

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

10.5	Loan agreements between Yongding Shangzhai Coal Mine Co., Ltd. and Mr. Longwen Lin (incorporated by reference to Amendment No. 2 of our current report on Form 8-K/A filed on September 13, 2011)
10.6	Loan agreements between Yongding Shangzhai Coal Mine Co., Ltd. and Mr. Yongle Chen (incorporated by reference to Amendment No. 2 of our current report on Form 8-K/A filed on September 13, 2011)
10.7	Loan agreements between Yongding Shangzhai Coal Mine Co., Ltd. and Mr. Longwen Lin (incorporated by reference to Amendment No. 3 of our current report on Form 8-K/A filed on October 24, 2011)
10.6	Loan agreements between Yongding Shangzhai Coal Mine Co., Ltd. and Mr. Yongle Chen (incorporated by reference to Amendment No. 3 of our current report on Form 8-K/A filed on October 24, 2011)
16.1	Letter from Manning Elliott LLP dated July 31, 2009 (incorporated by reference to our current report on Form 8-K filed on August 8, 2009)
21.1	Dragon International Resources Group. Co., Limited, a Hong Kong corporation

Exhibit Number	Description
21.2	Fujian Huilong Mining Co., Ltd. (formerly Yongding Shangzhai Coal Mine Co., Ltd.), a People’s Republic of China corporation
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGB INTERNATIONAL HOLDINGS INC.

By:
/s/ Xin Li
Xin Li
Chief Executive Officer and Director
(Principal Executive Officer)
Date: November 14, 2011

By:
/s/ Thomas Tze Khern Yeo
Thomas Tze Khern Yeo
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: November 14, 2011