Form 10-K
period 2011-12-31
SGB International Holdings Inc.
filed 2012-04-16
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011
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

44,349,426 shares of common stock at a price of $0.01 per share for an aggregate market value of $443,494.1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of shares of common stock sold on April 13, 2012.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
373,793,578 shares of common stock are issued and outstanding as of April 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

ii

iii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this report. Examples of forward-looking statements made in this annual report include statements pertaining to, among other things:

  our future development programs and results;
  our future capital expenditures;
  our future investments in and acquisitions of mineral properties;
  our financial and operating performance;
  the estimation of mineral reserves and the realization of mineral reserve estimates;
  operating expenditures;
  governmental regulation of mining operations; and
  our need for, and our ability to raise, capital.

The material assumptions supporting these forward-looking statements include, among other things:

  our ability to obtain any necessary financing on acceptable terms, if and when needed;
  timing and amount of capital expenditures;
  our ability to obtain necessary drilling and related equipments in a timely and cost-effective manner to carry out operating activities;
  retention of skilled personnel;
  the timely receipt of required regulatory approvals;
  continuation of current tax and regulatory regime;
  current exchange rate and interest rates; and
  general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;
  statements respecting anticipated business activities;
  planned expenditures;
  corporate strategies;
  proposed acquisitions and dispositions of assets;
  anticipated capital expenditures;
  future production;
  expected mine life;
  future exploration and expenditures on our company’s properties;
  estimates of future Chinese demand for coal;
  risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;
  mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
  the potential for delays in exploration, development, or production activities;
  risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;

  risks related to commodity price fluctuations;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our operations;
  risks related to environmental regulation and liability;
  risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
  risks related to tax assessments;
  political and regulatory risks associated with mining development and exploration; and
  the risks in the section entitled “Risk Factors”.

These risks, as well as risks that we cannot currently anticipate, could cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. “RMB” or “Renminbi” refers to the legal currency of China and “$” or “US$” refers to the legal currency of the United States. “China” or “PRC” refers to the People’s Republic of China.

As used in this report, the terms “we”, “us”, and “ our” refer to SGB International Holdings Inc. and its newly acquired subsidiaries, Dragon International Resources Group Co., Limited, a Hong Kong corporation, and Fujian Huilong Coal Mine Co., Ltd. (formerly Yongding County Shangzhai Coal Mine Co., Ltd.), a People’s Republic of China corporation, unless the context clear indicates otherwise. As used in this report, the terms “Dragon International” and “Fujian Huilong” refer to Dragon International Resources Group Co., Limited and Fujian Huilong Coal Mine Co., Ltd., respectively.

Foreign Private Issuer Status

We are a foreign private issuer as defined under Rule 3b-4 promulgated under the Securities Exchange Act of 1934, but voluntarily file our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

We have elected to voluntarily file our annual, quarterly, and current reports on U.S. domestic forms because we have used such forms ever since we began filing the reports under the Securities Exchange Act of 1934. Going forward, we intend to continue to comply with our reporting requirements under Section 13 of the Securities Exchange Act of 1934 using the Forms 10-K, 10-Q, and 8-K.

As a foreign private issuer, we are not required to use the U.S. domestic forms to comply with our reporting requirements under Section 13 of the Securities Exchange Act of 1934. Instead, we can file an annual report on Form 20-F each year with the Securities and Exchange Commission and file our interim financial statements and management’s discussion and analysis and reports about material changes to our company, in the forms required by Canadian securities legislation, with the Securities and Exchange Commission on Form 6-K.

Corporate History

We were incorporated on November 6, 1997 in the province of British Columbia, Canada under the name “Slocan Valley Minerals Ltd.” with an authorized share capital of 10,000,000 common shares without par value. Following our incorporation we were not actively engaged in any business activities. On June 1, 2004 we increased our authorized share capital from 10,000,000 common shares without par value to an unlimited number of common shares without par value. On June 11, 2004 we changed our name to “Orca International Language Schools Inc.”

Effective March 3, 2009, we changed our name from “Orca International Language Schools Inc.” to “SGB International Holdings Inc.” and we created a new class of preferred shares. As a result, our authorized capital consists of an unlimited number of common shares without par value and an unlimited number of preferred shares without par value. We have not issued any preferred shares. Effective March 4, 2009, we effected a 4.5 for one forward split of our issued and outstanding common shares.

Our goal originally was to provide management services to schools in the international education industry based on the principles of: improving their administrative, operational, marketing, sales and human resources functions; building links with other schools worldwide to foster student exchange; and repositioning the schools to concentrate their curriculum on preparing students for one of the three major English proficiency tests. We have been searching for a school as the initial client but we have not been successful in finding any such school. Since we have incurred losses since November 6, 1997, in March 2009, our board of directors has decided to explore the possibility of adopting a different business plan to protect our shareholders’ value.

Prior to the date of our reverse acquisition, discussed below, we were considered as a “shell company” under the Rule 405 promulgated under the Securities Act of 1933 and Rule 12b-2 promulgated under the Securities Exchange Act of 1934 because we had nominal operations and nominal assets.

As described above, on April 12, 2011, we entered into the share exchange agreement with Dragon International Resources Group Co., Limited, its shareholders and Fujian Huilong Coal Mine Co., Ltd. (formerly known as Yongding Shangzhai Coal Mine Co., Ltd.) and as a result of the closing of this agreement on May 11, 2011, we adopted the business of Fujian Huilong Coal Mine Co., Ltd. and abandoned our prior business.

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

Dragon International was incorporated in the Hong Kong on October 5, 2010, and is a holding company for Fujian Huilong. Fujian Huilong was incorporated in the People’s Republic of China on August 4, 2005.

There was no material relationship that existed between our company, our former principal shareholders, and the shareholders of Dragon International prior to the time of the reverse acquisition other than in respect of the reverse acquisition. No third parties played a material role in arranging or facilitating the transactions and no third parties received benefits from arranging or facilitating the transaction between our company and the former shareholders of Dragon International.

Because we did not have any active business operations prior to the reverse take over of Dragon International and were considered a “shell company”, our previous management, including Mr. Xin Li, actively pursued opportunities for us to acquire an operating business to enhance shareholders value. Mr. Li met representatives of Fujian Huilong Coal Mine Co., Ltd. in a business meeting and learned that Fujian Huilong is contemplating going public in North America through its holding company in Hong Kong, Dragon International. The parties started negotiating the terms of the transaction and subsequently agreed to terms of the share exchange agreement entered into between our company and shareholders of Dragon International. Other than Mr. Li and principals of Dragon International, no third parties played a material role in arranging or facilitating the transactions. Mr. Li is considered a promoter of our company and he did not receive anything of value from our company for these transactions.

As a result of the reverse acquisition, we have assumed the business and operations of Fujian Huilong Coal Mine Co., Ltd., a wholly-owned subsidiary of Dragon International Resources Group Co., Limited. Fujian Huilong Coal Mine Co., Ltd. is a company engaged in coal production and sales by exploring, developing and mining coal properties. Fujian Huilong Coal Mine Co., Ltd. owns and operates a coal mine, located at Shangzhai Village, Yongding County, Longyan City of Fujian Province, People’s Republic of China, which has coal reserves of an estimated 1,354,000 t as of December 31, 2009, including 416,000 t proven coal reserve, and 938,000 t probable coal reserve. Because most of the annual production of 150,000 t in year 2010 was produced outside of the 5.7 km2 area covered by our mining permit (permit number: 3500000620055), the remaining coal reserve as of December 31, 2010 remained at approximately 1,354,000 t. The coal production in 2011 was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2011 is still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”). Because the scope of Wardrop’s work on its May 2011 NI-43-101 technical report covered 5.7 km2 area of the mining permit numbered 3500000620055, which provides for an annual production rate of 90,000 t/a and is in good standing until April 2016, but Wardrop noted that Fujian Huilong production was over 200,000 t in year 2009 , over 150,000 t in year 2010 and over 130,000 in 2011, and that portions of Fujian Huilong’s mine development were situated outside the boundaries of the 5.7 km2 mining permit, accordingly, it was Wardrop’s opinion that Shangzhai should renew the mining permit as soon as possible to verify the legality and safety of the mine. Because of the unique geological structure and coal deposits in the Fujian Province, coal productions require a higher level of human input together with machinery to achieve a desirable rate of return, which is unlike coal deposits in Northwestern China that are more suitable for larger production using mostly large machinery. Accordingly, when a new coal mining operation applies for a permit in the Fujian Province, the typical annual production rate granted would be in the range of 60,000 t/a to 90,000 t/a. This initial annual production rate, which may be considered as a trial period production rate, may be adjusted and increases can be applied for subsequently, depending on the development of a particular mine. We initially applied for an annual production rate of 90,000 t/a for our mining permit number 3500000620055 because of this practice in the Fujian Province. We are in the process of applying to increase our annual production rate to up to 300,000 t/a. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by its existing mining permit, which also allows it to mine at different mining levels. With respect to the estimated 1,354,000 t reserves in the valid 5.7 km2 mining area, Shangzhai has confirmed that about 70% coal reserves have been assigned to the current mine shaft and mining equipment, while the rest 30% coal reserves will require sustaining capital for coal production.

The run of mine coal from underground are sold without further processing. The major application of the coal is used as solid fuel to produce heat and electricity. The coal product has a typical calorific value of around 7,000 kcal/kg, as received. The total sulfur contained in the product is typically about 0.6%, dry basis. The total moisture in the coal product is about 4.4% .

Corporate Structure

As a result of the consummation of the transactions contemplated under the share exchange agreement:

  Dragon International Resources Group Co., Limited became our wholly-owned subsidiary and Fujian Huilong Coal Mine Co., Ltd., the wholly-owned subsidiary of Dragon International Resources Group Co., Limited became our wholly-owned subsidiary;

  We issued an aggregate of 220,522,000 common shares of our company, representing approximately 90% of our issued and outstanding common shares on a fully diluted basis, in exchange for all of outstanding capital stock of Dragon International.

The organization and ownership structure of our company subsequent to the consummation of the reverse acquisition as summarized in the paragraphs above is as follows:

Fujian Huilong Coal Mine Co., Ltd. (formerly known as Yongding Shanzahi Coal Ming Co., Ltd.) is a wholly foreign-owned limited liability company operating in China and is wholly owned by the foreign investor (Dragon International in our case). Dragon International was incorporated on October 5, 2010 in Hong Kong to acquire all of the equity interest in Fujian Huilong Coal Mine Co., Ltd. from its previous owners, Mr. Chuanzhen Lin, Mr. Wensi Lin, and Mr. Qingdong Shi, and to change the status of Fujian Huilong into a wholly foreign-owned subsidiary. Dragon International was also created to facilitate the share exchange between SGB International Holdings, Inc. and the shareholders of Dragon International as Chinese laws do not allow SGB International Holdings, Inc. to effect share exchanges directly with any owners of Fujian Huilong.

On November 1, 2010, Dragon International entered into a share transfer agreement with Mr. Chuanzhen Lin, Mr. Wensi Lin, and Mr. Qingdong Shi, under which Dragon International acquired all of the outstanding equity shares of Fujian Huilong. On February 21, 2011, Fujian Huilong received its new business license and became a WFOE under the People’s Republic of China (“PRC”) laws. Mr. Longwen Lin, a key management member of Fujian Huilong, subsequently acquired 90% of the Dragon International. At that time, Mr. Longwen Lin did not have other relationship with Dragon International, Fujian Huilong or these entities’ shareholders in connection with the reverse merger. Mr. Peifeng Huang was also a key management member of Fujian Huilong before its acquisition by Dragon International, but he did not have other relationship with Dragon International, Fujian Huilong or these entities’ shareholders in connection with the reverse merger. Mr. Thomas Tze Khern Yeo did not have other relationship with Dragon International, Fujian Huilong or these entities’ shareholders in connection with the reverse merger.

We anticipate that we will rely principally on dividends from our PRC subsidiary, Fujian Huilong, for our cash requirements outside of PRC, including servicing any debt we may incur outside of PRC and obtaining the funds necessary to pay dividends and other cash distributions to our shareholders and pay our operating expenses outside of PRC.

Under the PRC law, as a WFOE, the PRC subsidiary, Fujian Huilong, may pay dividends only out of its accumulated retained earnings determined in accordance with the PRC accounting standards and regulations and tax laws, which will subject to a withholding tax of 10%. Pursuant to a special arrangement between Hong Kong and the PRC government, known as the Arrangement between the Mainland and Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, effective August 21, 2006 (the “Arrangement”), Dragon International may qualify for a lower rate of 5% for any dividends remitted from Fujian Huilong in Mainland China to Dragon International in Hong Kong. In October 2009, the State Administration of Taxation of China, or the SAT, further issued the Circular on How to Interpret and Recognize the “Beneficial Owner” in Tax Agreements, or Circular 601. According to Circular 601, non-resident enterprises that cannot provide valid supporting documents as “beneficial owners” may not be approved to enjoy the preferential tax rate under the Arrangement. “Beneficial owners” are individuals, enterprises or other organizations that are normally engaged in substantive operations. These rules also set forth certain adverse factors to the recognition of a “beneficial owner.” Specifically, they expressly exclude a “conduit company,” or any company established for the purposes of avoiding or reducing tax obligations or transferring or accumulating profits and not engaged in actual operations such as manufacturing, sales or management, from being a “beneficial owner.” As a result, although Fujian Huilong is a wholly owned subsidiary of Dragon International, Dragon International may not be able to enjoy the preferential withholding tax rate under the Arrangement and therefore be subject to withholding tax at a rate of 10% with respect to dividends to be paid by Fujian Huilong.

In accordance to the Article 167 of the PRC Company Law, the PRC subsidiary, Fujian Huilong, is required to set aside at least 10% of its after-tax profit based on PRC accounting standards to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends. The board of directors of a WFOE has the discretion to allocate a portion of its after-tax profits to its staff welfare and bonus funds. After the allocation of relevant welfare and funds, the equity owners can distribute the remaining net after-tax profits after deducting the accumulated losses in the previous fiscal year. According to the PRC Company Law, companies may subject to a fine up to RMB5,000 for non-compliance with the above rules.

The registered capital of Fujian Huilong was RMB1 million as at December 31, 2010 and has been increased to RMB13.73 million as at December 31, 2011. Fujian Huilong will set aside at least 10% of its after-tax profit until it reached the minimum 50% of its respective registered capital requirement.

After paying the withholding taxes applicable to Fujian Huilong, making appropriations for its statutory reserve funds and retaining any profits from accumulated profits, the remaining net profits of Fujian Huilong would be available for distribution to its sole shareholder, Dragon International, our wholly owned subsidiary in Hong Kong, and from Dragon International to us. Dragon International is subject to the uniform tax rate of 16.5% in Hong Kong. Under the Hong Kong tax laws, Dragon International is exempted from the Hong Kong income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

Our Business

As a result of the reverse acquisition, we are mainly engaged in coal production in the province of Fujian in the People’s Republic of China. Through our wholly owned subsidiary, Fujian Huilong Coal Minde Co., Ltd., we manage and operate the Shangzhai coal mine, which is located at Yongding County, Fujian Province, People’s Republic of China. The Shangzhai coal mine currently sells unprocessed coal.

Our Products

All of our coal is classified as anthracite. The coloring of this coal is dark gray to slightly silver-gray. The coal is of sufficient quality to be used for power generation, production of cement, as raw material for ammonia production, and for domestic uses.

Because the capacity of the screen system for coal processing is too small to be used, we sell the coal unprocessed. In addition, sale contractors are responsible for hauling coal from the mine site to customers. Therefore, there are no processing or hauling costs.

Our Customers

We sell our coal directly to local sale contractors, and are responsible only for loading contractors’ trucks at the mine site. Subsequently, sale contractors haul coal from the mine site to consumers. For the year ended December 31, 2011 and December 31, 2010, the Company had four (2011) and four (2010) customers accounted for more than 10% of total sales representing 80% (2011) and 54% (2010) of total sales, respectively:

Name	% of the sales in FY2011	% of the sales in FY2010
Mr Ling Tianyun	30%	17%
Mr Yan Dechang	21%	Below 10%
Mr Huang Jingyang	17%	14%

Mr Tai Jinsheng	12%	Below 10%
Mr Ye Guixing	Below 10%	11%
Mr Zhong Guoliang	Below 10%	12%

As coal is currently a scarce commodity in Fujian province and demand is significantly higher than supply, we sell our coal on a per ton basis directly to our customers on cash basis or wire transfer payment. Our coal is generally sold to a few major individual customers and also on-site sales to other smaller customers on cash basis only. As a result, we carry a small balance of accounts receivable as at December 31, 2011. There was a significant increase of sales in 2007 through 2011 mainly driven by market demands and also due to the improvement on our productivity. Our sales personnel conduct routine customer visits and customer satisfaction surveys. We have established long-term business relationships since 2010 with three of our major customers listed above (Mr. Ling Tianyun, Mr. Huang Jingyang, and Mr. Tai Jinsheng), and our management believes that these relationships are stable. We typically enter into contracts with our customers on an yearly basis, which contracts are renewable annually. These contracts do not provide for minimum purchase amount requirements. Once our coal is mined, it is typically picked up immediately by, or loaded immediately for delivery to, customers so we do not currently maintain an inventory of the mined coal.

Product Pricing

Coal prices are generally determined by market price or are based on contractual terms. The price for certain thermal coal used for power generation is determined among coal suppliers and power plant buyers in accordance with the pricing guideline published by the PRC Government. However, we are not required to abide by the government pricing guideline as our customer do not comprise of power plant buyers. In addition, we do not believe we will be required to abide by the government pricing guidelines because we are not obligated to determine to whom our customers will sell the coal they purchased from us and as such the government pricing guidelines do not apply to the purchase and sale of coal between our company and our customers.

We set pricing by taking into account: (i) prices in the relevant local coal markets; (ii) grade and quality of the coal; and (iii) relationships with customers. Transportation costs are normally borne by the customers. The average price for raw coal from the Shangzhai coal mine in 2011 was about US$107 per ton, which is $20 or 23% higher than the average price of about US$87 per ton in 2010.

Sources and Availability of Raw Materials and the Principal Suppliers

We purchase certain materials in connection with our coal mining operations, including: (i) mining equipment and vehicles; (ii) lift cylinders; and (iii) iron boards, etc. Because these materials are readily available, we do not purchase them exclusively from any one supplier for our operation.

The price of these materials is set at market rates or determined through negotiations. We believe we have established stable cooperative relationships with the suppliers that we deal with to ensure a reliable supply of the materials required for our mining operations.

Research and Development

We had no research and development expenses in 2011 and in 2010. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

Intellectual Properties and Licenses

We have no material patents, licenses or other intellectual property.

Competition

In the area where we operate the Shangzhai coal mine, there are no other coal mine operating in the Shangzhai district but there are about 4 other licensed coal mines within the Yongding County which directly compete with us:

Yongding County Dakedu coal mine, Yongding County Dawanke coal mine, Yongding County Huangyoukeng coal mine and Yongding County Jiaozhi coal mine. Yongding County Dakedu coal mine has an annual production capacity of about 90,000 tons/a and the remaining competitors have an annual production capacity of about 60,000 tons/a However, because demand for coal currently outpaces supply, we do not face any meaningful competition for the sale of our coal from the Shangzhai coal mine.

The Coal Industry Policy, issued by the National Development and Reform Commission (NDRC) in November 2007, stipulates that new coal mines and expansions of existing coal mines in Fujian Province must have a minimum output of 90,000 t/a. The approved production capacity of the Shangzhai coal mine is 90,000 t/a, which is in accordance with this policy. According to the Circular on Assigning the Plan for Closing Small Scale Coal Mines in the Last Three Years of the ‘Eleventh Five Year’ Period issued by the NDRC, National Energy Bureau, State Administration of Work Safety, and the State Administration of Coal Mine Safety in October 2008, Chinese coal mines with an annual production capacity of less than 300,000 t/a are considered to be small-scale coal mines and will be closed, merged, or limited; the number of small-scale coal mines in Fujian Province was planned to be reduced from 312 in 2008 to 272 at the end of 2010. According to an officer of the Yongding County Coal Industry Management Bureau (contacted by telephone on December 8, 2010), the Shangzhai coal mine will not be closed, merged, or limited by the end of 2010. We are currently conducting normal operations.

Yongding County Coal Industry Management Bureau is the direct government agency responsible for implementing the “Circular on Assigning the Plan for Closing Small Scale Coal Mines in the Last Three Years of the ‘Eleventh Five Year’ Period’” in Yongding County and the officer with whom we had a conversion regarding effect of the Circular on our company was the deputy chief and he has the overall decision making power of this bureau. He indicated to us that because Fujian Province does not have sufficient coal production for use by local industries and relies heavily on import from other provinces, and because our mine has consistently demonstrated excellent safety records, we will not be one of the small-scale mines affected by the Circular. However, we have not received any written assurance regarding the applicability of the “Circular on Assigning the Plan for Closing Small Scale Coal Mines in the Last Three Years of the ‘Eleventh Five Year’ Period’” to our mine operations and it is possible that decisions regarding the Circular on the local level could be overruled at the national level. Our past coal production outside of the areas covered by our mining permit may not be considered in determining whether we have a coal production capacity of at least 300,000 t/a. However, after receiving the new mining permit covering additional 6.8 km2, we intend to conduct our mining operations only within the areas covered by our valid mining permits and our coal production in the future will be considered whether we have a coal production capacity of at least 300,000 t/a.

According to the Opinions of the NDRC on Expediting the Merger and Reorganization of Coal Mines, issued by the General Office of the State Council in October 2010, large-scale coal mining companies are encouraged to merge with or acquire small-scale coal mines in order to reduce the overall number of coal mining enterprises.

Regulatory Overview

Coal Law

On August 29, 1996, the PRC Government promulgated the People’s Republic of China Coal Law (the “Coal Law”), which became effective on December 1, 1996. The Coal Law sets forth requirements for all coal mines, including state-owned mines and privately owned mines, mainly providing for resource exploitation planning, approval of new mines, the issuance of mining and safety production permits, implementation of safety standards, processing of coal, business management, protection of mine areas from destructive exploitation, and safety protection for miners and administrative supervision.

According to the Coal Law, entities seeking to establish mining enterprises must apply to the relevant government office and obtain all necessary approvals. Upon obtaining such approvals, the entities concerned will be granted a mining permit from the Ministry of Land and Resources. Thereafter, an entity must obtain a coal production permit and a coal operation permit and other related quality permits in order to commence coal production and sell coal products in the PRC. We have applied for and received a mining permit valid until 2016 and a coal production permit valid until 2031. Our management believes that we have complied with the relevant provisions of the Coal Law. We will be forced to terminate our business if we do not have the necessary approvals from the relevant government offices. The PRC Government is in the process of amending the Coal Law, in response to concerns over the lack of a well-coordinated development plan for mining, which contributed to a significant amount of waste of valuable coal resources. The lack of effective penalty provisions or the lenient enforcement of existing provisions in the Coal Law has been cited as another important reason for the current rulemaking effort.

Mining activities in the PRC are also subject to the People’s Republic of China Mineral Resources Law (“Mineral Resources Law”), promulgated by the PRC Government on March 19, 1986 and amended on August 29, 1996. The Mineral Resources Law regulates matters relating to the planning or engaging in the exploration, exploitation and mining of mineral resources. According to the Mineral Resources Law all mineral resources, including coal, are owned by the state. Except under limited circumstances, any enterprise planning to engage in the exploration, exploitation and mining of mineral resources must first apply for and obtain exploration rights and mining rights before commencing the relevant activities. The Mineral Resources Law prohibits the transfer of exploration and exploitation rights in general unless the transfer falls within certain specified circumstances. Our management believes that we are in compliance with the Mineral Resources Law in this respect because we have applied for and obtained the mining permit and coal production permit.

We are principally subject to governmental supervision and regulation by the following agencies of the PRC Government:

  the State Council, which is the highest level of the executive branch, is responsible for the examination and approval of major investment projects specified in the 2004 Catalogue of Investment Projects released by the PRC Government;

  the National Development and Reform Commission, which formulates and implements major policies concerning China’s economic and social development, examines and approves investment projects exceeding certain capital expenditure amounts or in specified industry sectors, including examination and approval of foreign investment projects, oversees reform of state-owned enterprises and formulates industrial policies and investment guidelines for the natural resource industries, such as coal production. In addition, the NDRC administers coal export activities and export quotas jointly with the Ministry of Commerce. The NDRC is also responsible for the evaluation and implementation of the price-linking mechanism between the prices of coal and power;

  the Ministry of Commerce of China (“MOFCOM”) and/or its local counterpart, which regulates foreign investment in China, such as review and approval of foreign invested companies in China and mergers and acquisitions of Chinese domestic enterprises by foreign investors;

  the Ministry of Land and Resources of China (“MLR”) and/or its local counterpart, which has the authority to grant land use licenses and mining right permits, approves transfer and lease of mining rights, and reviews mining rights premium and reserve valuation;

  the State Administration of Coal Mine Safety (“SACMS”) and/or its local counterpart, which is responsible for the implementation and supervision of the relevant safety laws and regulations applicable to coal mines and coal mining operations;

  the Ministry of Environmental Protection of China (“MEP”) and/or its local counterpart, which supervises and controls environmental protection and monitors China’s environmental system;

  the Ministry of Construction of China (“MOC”) and/or its local counterpart, which is responsible for the management of survey and design of construction projects, including but not limited to the survey and design of coal mines;

  the National and State Tax Bureaus and/or their local counterparts, which are responsible for the federal and local income, VAT and other taxes;

  the State Administration of Foreign Exchange of China (“SAFE”) and/or its local counterpart, which is responsible for the convertibility of RMB into foreign currencies, registration of foreign debt or loans of

  Chinese companies and, in certain cases, the remittance of currency out of the PRC, such as repayment of bank loans or dividends denominated in foreign currencies; and
  the State Administration for Industry and Commerce of China (“SAIC”) and/or its local counterpart, which is responsible for review and approval of establishment of domestic and foreign invested companies in China and issuance of their business licenses.

The following is a brief summary of the principal laws, regulations, policies and administrative directives to which we are subject.

Pricing

Until 2002, the production and pricing of coal was largely subject to close control and supervision by the PRC Government, which centrally manages the production and pricing of coal. Previously, the price of coal was determined based on a government-devised pricing guideline which set out the suggested prices for coal. However, to effectuate the transformation from planned economy to market economy practices, from January 1, 2002 China eliminated the state guidance price for coal and allowed prices for all types of coal to be determined in accordance with market demand. However, as the PRC Government continues to maintain control over the national railway system, which is the primary means for coal transportation in China, the PRC Government still may exert influence over the pricing of coal through its allocation of railway transportation capacity for coal.

In addition, under the Price Law of the PRC, promulgated December 29, 1997, effective May 1, 1998, in the event of an actual increase or potential increase in the prices of important products such as coal, the State Council and the provincial governments, autonomous regions and municipalities directly under the PRC Government may adopt intervention measures, such as restricting the ratio of price differentials or of profits, and imposing price limits, etc. In August 2004, the NDRC issued a notice setting forth temporary measures to be imposed on thermal coal prices for certain regions. In December 2004, the NDRC issued a notice setting forth guidelines for pricing of thermal coal sales in 2005. Under these guidelines, the coal suppliers and their customers may not negotiate for the sale of coal at prices exceeding the government suggested price range.

Similar to coal pricing, the production and supply of coal, which is dictated by the PRC Government’s annual state coal allocation plan, has been gradually liberalized and largely subject to market forces. Major domestic coal suppliers and coal purchasers attend the Annual National Coal Trading Convention to negotiate and discuss the price and quantity of coal to be supplied and purchased for the coming year through the signing of letters of intent and short and long-term supply contracts.

On December 18, 2006, the National Development and Reform Committee issued the Notice Relating to the Good Preparation for Inter Provincial Coal Production Transportation Works (Fa Gai Yun Xing [2006] No. 2867). According to the notice, in 2007, policies were to be implemented to encourage the reform of the market system for determining coal prices by allowing parties to determine prices through discussions in accordance with market demand, and to encourage price determination based on quality. On December 27, 2006, the relevant government departments and units, such as the National Development and Reform Committee for railway operations, and the Transportation Department, convened a 2007 coal industry video and telephone conference. This symbolized the end of the Annual National Coal Trading Convention that has been in place for over 50 years. Under the State’s macroeconomic controls, the new mechanism for enterprises to freely determine prices through negotiations was put in place.

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in Fujian Province, as well as statutory reserves which coal producers are required to set aside. Such taxes, fees and statutory reserves as applicable to our company at December 31, 2011 and December 31, 2010 which coal company has to purchase and pay RMB120 per tons to the local Coal Management Authority that set out the relevant tax rate as follows:

Item	Base	Rate
Corporate income tax	Taxable income	about US$0.85 per ton (equivalent to RMB 5.5 per ton)
VAT	Revenue from domestic sales	about US$3.62 per ton

Item	Base	Rate
(equivalent to RMB 23.4 per ton)
City construction tax	Amount of VAT and business tax	About US$0.18 per ton (equivalent to RMB 1.17 per ton)
Education surcharge	Amount of VAT and business tax	About US$0.15 per ton (equivalent to RMB 0.94 per ton)
Stamp duty fee	Proceeds from the sale of coal	About US$0.01 per ton (equivalent to RMB 0.05 per ton)
Resource tax	Volume of raw coal produced	About US$0.39 per ton (equivalent to RMB 2.5 per ton)
General fund (comprise of safety fund, maintenance fund, environmental fund and forestry fund)	Volume of raw coal produced	About US$12.9 per ton (equivalent to RMB 83.94 per ton)
Individual income tax	Volume of raw coal produced	About US$0.39 per ton (equivalent to RMB 2.5 per ton)

Under the Mineral Resources Law, if mining results in damage to arable land, grasslands or forest areas, the mining enterprise must take effective measures to return the land to an arable state, plant trees or grass or take other measures. The Mineral Resources Law and other applicable laws and regulations also state that anyone who causes others to suffer loss in terms of production or in terms of living standards is held liable for the loss under the law and is required to compensate the persons affected and to remedy the situation. In addition, the Mineral Resources Law also provides for (i) regulations concerning labor safety and hygiene and (ii) environmental protection.

All coal producers are subject to PRC environmental protection laws and regulations which currently impose fees for the discharge of waste substances, require the payment of fines for serious pollution and provide for the discretion of the PRC Government to close any facility which fails to comply with orders requiring it to cease or cure operations causing environmental damage. We have not been notified by the PRC Government authorities of any environmental damages.

Domestic Trading of Coal

Pursuant to the Measures for the Regulation of Coal Operations promulgated by the NDRC on December 27, 2004, the state implemented a system to examine coal operation qualifications in respect of coal operations, including the wholesale and retail of raw coal and processed coal products, and the processing and distribution of coal for civilian use. Before an enterprise can engage in coal operations, it must obtain a coal operation qualification certificate. A coal production enterprise that deals in coal products which it did not itself produce and process is required to obtain coal operation qualifications. The enterprise is also prohibited from dealing in coal products produced and/or processed by a coal mine enterprise that does not have a coal production permit. An enterprise is also prohibited from selling coal products to a coal operation enterprise that does not have coal operation qualifications. Our company has applied for and obtained a coal production permit and this permit is valid until December of 2031.

Although the PRC Government indirectly influences coal prices through its broad regulation of electricity prices and control over the allocation of national railway capacity, domestic coal prices have mainly been market-driven since 2002, when the PRC Government eliminated the price control measures for coal used in electric power generation.

Prior to 2006, however, the PRC Government continued to implement temporary measures to prevent and control any unusual fluctuations in thermal coal prices. This, among other reasons, has caused thermal coal contract prices for major users to be generally lower than spot market prices during this period. On January 1, 2006, the NDRC announced the elimination of such temporary intervention practices on thermal coal price, thus completely removing control over thermal coal prices, including contract prices for major users.

Environmental Protection Laws and Regulations

Pursuant to the Environmental Protection Law, MEP is empowered to formulate national environmental quality and discharge standards and to monitor China’s environmental system at the national level for the purpose of preventing and eliminating environmental pollution and damage to ecosystems. Environmental protection bureaus at the county level and above are responsible for environmental protection within their areas of jurisdiction.

Environmental regulations require companies to file an environmental impact report with the relevant environmental authority for approval before undertaking the construction of a new production facility or any major expansion or renovation of an existing production facility. New facilities built pursuant to this approval are not permitted to operate until the relevant environmental authority has performed an inspection and has found that the facilities are in compliance with environmental standards. Our current facilities are in compliance with environmental standards.

Mining operations, including both open pit mines and underground mines, may result in disturbances of surface and underground land and cause water pollution, landslides and other types of environmental damage. To manage the adverse effects that the coal industry has on the environment, China promulgated a series of laws and regulations. Through these laws and regulations, China established national and local environmental protection legal frameworks and issued standards applicable to emission controls, discharges of wastes and pollutants to the environment, generation, handling, storage, transportation, treatment and disposal of waste materials by production facilities, land rehabilitation and reforestation.

The Environmental Protection Law, promulgated by the National People’s Congress December 26, 1989, is the cardinal law for environmental protection in China. The law establishes the basic principle for coordinated advancement of economic growth, social progress and environmental protection, and defines the rights and duties of governments at all levels. Local environmental protection bureaus may set stricter local standards than the national standards and enterprises are required to comply with the stricter of the two sets of standards. The Environmental Protection Law requires any entity operating a facility that produces pollutants or other hazards to incorporate environmental protection measures into its operations and to establish an environmental protection responsibility system, which must adopt effective measures to control and properly dispose of waste gases, waste water, waste residue, dust or other waste materials.

New construction, expansion or reconstruction projects and other installations that directly or indirectly discharge pollutants to the environment shall be subject to relevant state regulations governing environmental protection for such projects. Entities undertaking such projects must submit a pollutant discharge declaration statement detailing the amount, type, location and method of treatment to the competent authorities for examination. The authorities will allow the construction project operator to release a certain amount of pollutants into the environment and will issue a pollutant discharge license for that amount of discharge subject to the payment of discharge fees. The release of pollutants is subject to monitoring by the competent environmental protection authorities. If an entity discharges more than the amount permitted by the pollutant discharge license, the local environmental protection bureau can fine the entity up to several times the discharge fees payable by the offending entity for its allowable discharge, require the offending entity to close its operations, or take other measures to remedy the problem. We have not received any notices from the relevant government authorities demanding us to pay any fines or threatening to close our operations.

In the environmental impact statement of a construction project, the project operator shall make an assessment regarding the pollution and environmental hazards the project is likely to produce and its impact on the ecosystem, and measures for their prevention and control. The operator shall submit the statement according to the specified procedure to the competent environmental protection authority for examination and approval. The building of sewage outlets within any water conservancy projects, such as canals, irrigation channels and reservoirs, shall be subject to the consent of the competent authority in charge of water conservancy projects.

The rehabilitation of mining sites is another important issue the PRC Government has sought to address. Under the Law of Land Administration of the People’s Republic of China, promulgated June 15, 1986, and amended on August 28, 2004, and the Land Rehabilitation Regulations, issued by the State Council in 1988 and effective January 1, 1989, coal producers must undertake measures to restore the mining site to its original state within a prescribed time frame if mining activities result in damage to arable land, grassland or forest. The rehabilitated land must meet rehabilitation standards, as required by law from time to time, and may only be subsequently used upon examination and approval by the land authorities. A coal producers’ failure to comply with this requirement or its failure to return the mining site to its original state will result in the imposition of fines, rehabilitation fees and/or rejection of applications for land use rights by the local bureau of land and resources.

Emissions of waste water by coal mines and coking plants are regulated by the Law on Prevention and Control of Water Pollution of the PRC, promulgated by the Standing Committee of National People’s Congress in May 1984 and as amended in May 1996 and February 2008, which became effective in June 2008, and the Administrative Regulations on the Levy and Use of Discharge Fees, issued by the State Council in January 2003 and effective in July 2003. Any new construction projects, such as coal mines and coking plants, must submit an environmental impact statement, which shall include an assessment of the water pollution hazards the project is likely to produce and its impact on the ecosystem. The environmental impact statement must also contain measures to prevent and control the water pollution hazards. Every new production facility must be equipped with waste water processing facilities which must be put in use together with the production facilities. Construction projects that discharge pollutants into water shall pay a pollutant discharge fee in accordance with state regulations.

Violators of the Environmental Protection Law and various environmental regulations may be subject to warnings, payment of damages and fines. Any entity undertaking construction work or manufacturing activities before the pollution and waste control and processing facilities are inspected and approved by the environmental protection department may be ordered to suspend production or operations and may be fined. The violators of relevant environmental protection laws and regulations may be exposed to criminal liability if violations result in severe loss of property, personal injuries or death. Our management is of the view that we are in compliance with the Environmental Protection Law and various environmental regulations. We have not received any notice from the relevant government authorities advising us that we are in violation of the Environmental Protection Law or various environmental regulations.

In addition to the PRC environmental laws and regulations, China is a signatory to the 1992 United Nations Framework Convention on Climate Change and the 1998 Kyoto Protocol, which propose emission targets to reduce greenhouse gas emissions. The Kyoto Protocol came into force on February 16, 2005. At present, the Kyoto Protocol has not set any specific emission targets for certain countries, including China.

Mineral Resources Laws and Regulations

Exploration, exploitation and mining operations must comply with the relevant provisions of the Mineral Resources Law and other relevant regulations, and are under the supervision of the Ministry of Land and Resources. Exploration and exploitation of mineral resources are also subject to examination and approval by the Ministry of Land and Resources and relevant local authorities. We have applied for and received our mining permit (*3500000620055) valid until April of 2016. Upon approval, a mining permit is issued by the relevant administrative authorities, which are responsible for supervision and inspection of mining exploitation in their jurisdictions. The holders of mining rights are required to file annual reports with the relevant administrative authorities. We have filed our annual reports with the relevant administrative authorities to maintain the validity of our mining permit.

The Mineral Resources Law governs, among other things, the assignment of mining rights. If the entity holding the mining rights is to be changed due to a sale of enterprise assets or other circumstances that may cause a change in the property rights to the assets of the enterprise, the enterprise may assign its mining rights, subject to approval according to the Coal Law, the Mineral Resources Law and other laws and regulations.

The PRC Government permits mine operators of collectively owned mines to exploit mineral resources in designated areas and individuals to mine scattered mineral resources. Such mine operators and individuals are subject to government regulation. Mining activities by individuals are restricted. Individuals are not permitted to exploit mineral reserves allocated for exploitation by a mining enterprise or company or protected reserves. Indiscriminate mining that damages mineral resources is prohibited.

It is unlawful for an entity or individual to conduct mining operations in areas designated for other legal mining operators. A mining operator whose exploitation causes harm to others in terms of production or in terms of living standards is liable for compensation and is required to take necessary remedial measures. When a mine is closed, a mine closure report and information concerning the mining facilities, hidden dangers, remediation and environmental protection must be submitted for examination and approval in accordance with the relevant law.

Mineral products illegally extracted and incomes derived from such activities may be confiscated and may result in fines, revocation of the mining permit and, in serious circumstances, criminal liability. Because we have mined and produced coal from an area beyond the area covered by our valid mining permit, we may be subject to fine or revocation of our mining permit. However, our management believes that the likelihood of any enforcement action is low as we have applied for and obtained in May of 2011 another mining permit covering an additional 6.8 km2 of mining area.

Mining safety

On June 7, 2005, the State Council promulgated Several Opinions on Promoting the Healthy Development of the Coal Industry (the “Opinions”), announcing the PRC Government’s policies with respect to the development and restructuring of the coal industry. The Opinions are consistent with the NDRC’s announcement on the revision of the Coal Law and reiterated the PRC Government’s policies with respect to the administration of coal reserves, enhancement of coal mine safety, encouragement of industry consolidation among coal producers, acceleration of the construction of large coal production bases, improvement of mining techniques and equipment for coal production and the organization and regulation of small coal mines.

The Measures for Implementing Work Safety Permits in Coal Mine Enterprises

The State Administration of Work Safety and the SACMS issued “The Measures for Implementing Work Safety Permits in Coal Mine Enterprises”, which came into effect on May 17, 2004. Pursuant to this document, a coal mine enterprise without a work safety permit may not engage in coal production activities. We have received a safety production permit ((2005)F107(G1)) that is valid until December of 2011. Coal mining enterprises and their mines that do not satisfy the safety conditions set forth in this document, or those that violate the provisions of this document, will be punished accordingly.

Special Regulations by the State Council on Preventing Work Safety Related Accidents in Coal Mines and Five Sets of Supplemental Rules and Regulations

The Special Regulations by the State Council on Preventing Work Safety Related Accidents in Coal Mines were promulgated and entered into effect on September 3, 2005. This regulation specifies that coal mine enterprises are responsible for preventing coal mine work safety-related accidents. If a coal mine has not obtained, in accordance with the law, a mining right permit, work safety permit, coal production permit or business license and if the mine manager has not obtained, in accordance with the law, a mine manager qualification certificate and a mine manager safety qualification certificate, the coal mine may not engage in production. As disclosed earlier, we have applied for and received a mining right permit, work safety permit, coal production permit. We also have a valid business license (350000100007198) and our mine manager has received a mine manager qualification certificate (MK350120043) and a mine manager safety qualification certificate (10035050100182). A coal mine should have adequate safety equipment, facilities and resources and should have in place measures to guard against the occurrence of work safety related accidents, as well as a sound contingency plan to deal with emergencies. Coal mining enterprises should establish a sound system for the detection, elimination, treatment and reporting of latent work safety-related dangers. If a major latent work safety-related danger as specified exists in a coal mine, the enterprise should immediately suspend production and eliminate the latent danger. Coal mining enterprises should provide their personnel working underground and their special operation personnel with safety education and training in accordance with relevant state regulations. The person in charge of a coal mine and the production and operation management personnel should go into mines and act as foremen on a rotating basis in accordance with state regulations, while a file recording their entry into the mine should be maintained. In addition, the State Administration of Work Safety issued five sets of supplemental measures:

1.

The Measures for Determining Major Latent Work Safety Related Dangers in Coal Mines (for Trial Implementation) stipulates the specific criteria for determining major latent work safety-related dangers. It further defines each of the latent safety related dangers specified in the Special Regulations of the State Council on Preventing Work Safety Related Accidents in Coal Mines, and lists more than 60 major latent safety related dangers.

2.

The Implementing Measures for the Detection and Elimination of Latent Dangers in Coal Mines and the Rectification and Closure of Such Mines (for Trial Implementation) specifies that coal mining enterprises are responsible for the detection and elimination of latent work safety-related dangers and that the main persons in charge of coal mining enterprises are fully responsible for the detection, elimination and treatment of latent work safety-related dangers in their enterprises.

3.

The Measures for the Supervision and Inspection of Coal Mine Safety Training (for Trial Implementation) specifies that coal mining enterprises must arrange and provide safety education and training to all of their mining personnel in accordance with relevant regulations; select and send their principal persons in charge, work safety management personnel and special operations personnel to qualified coal mine safety training institutions for training in a timely manner; and obtain the corresponding qualification certificates.

4.

The Guiding Opinions on Persons in Charge of Coal Mines and Production and Operation Management Personnel Going into Mines as Foremen requires the various types of coal mines to arrange for their persons in charge and production and operation management personnel to go into the mines to act as foremen and to ensure that each shift has at least one such person on site directing the operations. Coal mining enterprises are required to establish such procedures, clarify foremen’s duties and responsibilities and strictly implement internal management and performance appraisal.

5.

The Measures for Rewarding the Reporting of Major Latent Work Safety Related Dangers in, and Violations of the Law by, Coal Mines (for Trial Implementation) specifies that all units or individuals have the right to report major latent work safety-related dangers in, and violations of law by, coal mines.

Special Regulation by the State Council on Shutting Down Small Coal Mines

The Special Regulation by the State Council on Shutting Down Small Coal Mines went into effect on September 28, 2006. The passage of regulation is the launch of a national campaign to close down small coal mines defined as having annual coal production capacity of 30,000 tons or less, as well as coal mines without proper licenses or permits. The intent of the regulation is to reduce both the high rate of accidents and pollution in the PRC coal mining industry. Under this regulation, 9,887 small and/or illegal coal mines were to have been shut down by the end of 2009. The regulation specifies that the Central Government will support the development of big coal mining operations, defined as having annual coal production capacity of 300,000 tons or more. However, the regulation is silent as to the PRC government’s position on coal mine operations having annual production capacity of more than 30,000 tons but less than 300,000 tons. We believe that the likelihood of our mining operation being shut down pursuant to The Special Regulation by the State Council on Shutting Down Small Coal Mines is relatively small because Fujian Province, where our mining operation is currently located, does not have sufficient coal production for use by local industries and relies heavily on import from other provinces. We have been advised by the County Coal Industry Management Bureau that we are not likely to be forced to shut down. Furthermore, our management also believes that, despite the fact that we have mined and produced coal beyond the area then covered by our valid mining permit, we will not likely be shut down because we have applied for and obtained in May 2011 another mining permit for an additional 6.8 km2 of mining area and that we have consistently demonstrated excellent safety records.

Our mining activities in the past had gone beyond the area covered by our mining permit and to a certain extent these activities have not met applicable regulatory requirements for permitting, inspections, conduct of operations, submission of information. However, we have not received any notice of penalty or fines for our past non-compliance. We believe the likelihood of our company being penalized or fined for past non-compliance is small as the Natural Resource Department of Fujian Province was made aware of our past non-compliance when we submitted our application for a new mining permit in May 2010 for an additional 7.5 km2 of mining area. As the coal deposit had been depleted by our past mining activities in some of the 7.5 km2 of mining area applied for, we were granted a mining permit for an area of 6.8 km2. As we have obtained in May 2011 the new mining permit for an additional 6.8 km2 of mining area, we intend to conduct our mining operation only within the areas covered by our valid mining permits.

We did not need to obtain additional environmental, health and safety permitting requirements when we applied for the new mining permit C3500002011051120112047 as our new mining permit was issued on the basis of our existing environmental, health and safety permitting approvals.

Laws and Regulations Applicable to Foreign Invested Enterprises (FIEs)

Under Chinese law, foreign invested enterprises refer to the enterprises jointly invested by Chinese investors and foreign investors or solely invested by foreign investors in China. Sino-foreign equity joint venture, Sino-foreign contractual joint venture and wholly foreign owned enterprise are the three types of foreign invested enterprises. Fujian Huilong, our operating subsidiary in China, is a wholly foreign owned enterprise invested by Dragon International and is a FIE under Chinese law.

The following is a brief summary of the principal law and regulations that apply to Fujian Huilong as a FIE.

Corporate Laws and Industry Catalogue Relating to Foreign Investment

The establishment, operation and management of corporate entities in China generally are governed by the Company Law of the PRC, or the Company Law, effective in 1994, as amended in 1999, 2004, 2005, respectively. The Company Law is applicable to, Fujian Huilong, our PRC Subsidiary, unless the PRC laws on foreign investment have stipulated otherwise.

The establishment, approval, registered capital requirement and day-to-day operational matters of WFOEs, such as our PRC Subsidiary, Fujian Huilong, is regulated by the Wholly Foreign Owned Enterprise Law of the PRC effective in 1986, as amended in 2000, and the Implementation Rules of the Wholly Foreign-owned Enterprise Law of the PRC effective in 1990, as amended in 2001. According to relevant provisions of the Wholly Foreign Owned Enterprise Law of the PRC and its Implementation Rules, MOFCOM Fujian branch issued the certificate of approval no. [2010] 0056 for the establishment of Fujian Huilong as a WFOE on December 21, 2010, and the SAIC Fujian branch issued the business license no. 350000100007198 for Fujian Huilong as a WFOE.

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by MOFOM and the National Development and Reform Commission, or the NDRC. The Catalogue divides industries into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations. The industry that Fujian Huilong is involved in is not listed in the Catalogue and is open to foreign investment.

Regulations of Taxation

On March 16, 2007, the Chinese government enacted the new Enterprise Income Tax Law, or the New EIT Law, and promulgated the New EIT Law Implementation Regulations. Both the New EIT Law and the New EIT Law Implementation Regulations became effective on January 1, 2008. Under the New EIT Law and the New EIT Law Implementation Regulations, foreign invested enterprises incorporated in the PRC, such as Fujian Huilong is subject to a uniform income tax rate of 25%.

Pursuant to the Provisional Regulations on Value-Added Tax of the PRC, promulgated by the State Council on December 13, 1993, as amended on November 5, 2008 (effective on January 1, 2009), and the Rules for Implementation of Provisional Regulations on Value-Added Tax of the PRC, promulgated on December 25, 1993 and amended on December 15, 2008 (effective on January 1, 2009), all entities and individuals engaged in selling goods, providing repair and placement services or importing goods into the PRC are generally subject to a value-added tax, or VAT, at a rate of 17% of the gross sales proceeds received (with the exception of certain goods which are subject to a rate of 13% or lower), less any VAT already paid or borne by the taxpayer on goods or services purchased and utilized in the production of goods or provision of services that have generated the gross sales proceeds. Fujian Huilong is subject to such value-added tax but according to local regulations, the local Coal Management Authority is the government authority responsible for collecting VAT as part of the approximately US$18.56 or RMB 120 per ton for all taxes, fees and statutory reserves payable by Fujian Huilong. The amount of VAT imposed by the local Coal Management Authority is about US$3.62 or RMB 23.4 per ton. The understanding of Fujian Huilong that the local Coal Management Authority is responsible for collecting VAT payment is for an indefinite period and rate is subject to adjustment by the local Coal Management Authority from time to time. For the last three years, the local Coal Management Authority has not adjusted the rate of VAT that they have imposed on our company. As compared to the rate of VAT applicable to other businesses subject to VAT rate of 17% on their gross proceeds received, our company’s effective VAT rates for the last years were 5.95% for 2008, 5.28% for

2009, 3.98% for 2010 and 3.41% for 2011. However, because the local Coal Management Authority is able to adjust the VAT rate unilaterally and arbitrarily, there is no assurance that the local Coal Management Authority will not impose materially higher VAT rate on our company in the future.

Regulations on Foreign Exchange

Foreign exchange activities of FIEs, such as Fujian Huilong, our PRC subsidiary, are primarily governed by the following regulations:

1.	Foreign Currency Administration Rules (2008), or the Exchange Rules; and

2.	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Exchange Rules, if documents certifying the purposes of the conversion of RMB into foreign currency are submitted to the relevant foreign exchange conversion bank, the RMB will be convertible for current account items, including the distribution of dividends, interest and royalties payments, and trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loan, securities investment and repatriation of investment, however, is subject to the approval of the SAFE or its local counterpart.

Under the Administration Rules, FIEs may only buy, sell and/or remit foreign currencies at banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE or its local counterpart.

On August 29, 2008, the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or Circular No. 142, was issued. Pursuant to Circular No. 142, the Renminbi capital from the settlement of foreign currency capital of a foreign-invested enterprise must be used within the business scope as approved by the applicable government authority and cannot be used for domestic equity investment, unless it is otherwise provided for. Fujian Huilong, as a FIE, is subject to the regulation of Circular 142. The business scope of Fujian Huilong currently includes coal mining and coal production.

Regulations on Dividend Distribution

The principal regulations governing dividend distributions of WFOEs include:

1.	Company Law (2005)

2.	Wholly Foreign-Owned Enterprise Law (2000); and

3.	Wholly Foreign-Owned Enterprise Law Implementing Rules (2001).

Under these regulations, WFOEs in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, WFOEs are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, until the aggregate amount of such fund reaches 50% of its registered capital. At the discretion of the WFOEs, they may allocate a portion of their after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends. Fujian Huilong, as a WFOE, is in compliance with these regulations.

Labor Laws and Social Insurance

Pursuant to the PRC Labor Law and the PRC Labor Contract Law, employers must execute written labor contracts with full-time employees. All employers must compensate their employees with wages equal to at least the local minimum wage standards. All employers are required to establish a system for labor safety and sanitation, strictly abide by state rules and standards and provide employees with workplace safety training. Violations of the PRC

Labor Contract Law and the PRC Labor Law may result in the imposition of fines and other administrative liabilities. Criminal liability may arise for serious violations.

In addition, employers in China are obliged to provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance and housing funds. To comply with these laws and regulations, which Fujian Huilong is subject to, Fujian Huilong have caused its full-time employees, other than miners working underground who belong to third party sub-contractors, to enter into labor contracts with Fujian Huilong and provides its employees with the proper welfare and employment benefits.

Notice Concerning Foreign Exchange Controls on Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles

SAFE issued on October 21, 2005 the Notice Concerning Foreign Exchange Controls on Domestic Residents’ Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles, or Circular75, which became effective on November 1, 2005. Circular 75 requires PRC resident legal persons or individual residents to register with the competent local SAFE branches before establishing or controlling any company outside of the PRC (offshore special purpose vehicles or offshore SPV) for the purpose of offshore capital financing by using assets or equities held by such PRC resident legal persons or individual residents in a PRC domestic enterprise. Our Chinese legal counsel has advised us that based on its understanding of Circular 75, our PRC resident beneficial owners are not subject to the registration requirement under Circular 75 because our PRC resident beneficial holders have never held and are not holding any assets or equities of Fujian Huilong and therefore are not the PRC individual residents as defined under Circular 75 who are required to register with SAFE, for establishing or controlling companies outside of the PRC.

We have also been advised by our Chinese legal counsel that the reverse acquisition of SGB International Holdings Inc. by Dragon International Resources Group Co., Limited complied with the PRC Mineral Resources Laws and was not subject to any restrictions by the Ministry of Commerce of China, or MOFCOM, and the State Administration for Industry and Commerce of China, or SAIC.

We believe that the provisions of “Mineral Resources Law of the People’s Republic of China” and “Regulations for Implementation of the Mineral Resources Law of the People’s Republic of China” applicable to the reverse acquisition of SGB International Holdings Inc. by Dragon International Resources Group Co., Limited include:

Article 3 of Mineral Resources Law of the People’s Republic of China, which provides that mineral resources belong to the State. The right of State ownership in mineral resources is exercised by the State Council. State ownership of mineral resources, either near the earth's surface or underground, shall not change with the alteration of ownership or right to the use of the land which the mineral resources are attached to.

The State safeguards the reasonable development and utilization of mineral resources. Seizing or damaging of mineral resources by any means and by any organization or individual shall be prohibited. People's governments at various levels must make serious efforts to protect mineral resources.

Anyone who wishes to explore or mine mineral resources shall separately make an application according to law and shall register after obtaining the right of exploration or mining upon approval, with the exception of the mining enterprises that have, in accordance with law, applied for and obtained the right of mining and are conducting exploration within the designated mining area for the purpose of their own production. The State protects the right of exploration and of mining from encroachment and protects the order of production and other work in the mining and exploration areas from interference and disruption. Anyone engaged in exploring and mining of mineral resources shall meet the prescribed qualifications.

Article 5 of Mineral Resources Law of the People’s Republic of China, which provides that the State practices a system wherein the exploration right and mining right shall be obtained with compensation; however, the State may, in light of specific conditions, prescribe reduction of or exemption from the compensation for acquiring the exploration right and mining right. Specific measures and implementation procedures shall be formulated by the State Council.

Anyone who mines mineral resources must pay resource tax and resource compensation in accordance with relevant regulations of the State.

Article 15 of Mineral Resources Law of the People’s Republic of China, which provides that anyone who wishes to establish a mining enterprise must meet the qualifications prescribed by the State, and the department in charge of examination and approval shall, in accordance with law and relevant State regulations examine the enterprise's mining area, its mining design or mining plan, production and technological conditions and safety and environmental protection measures. Only those that pass the examination shall be granted approval.

Article 4 of Regulations for Implementation of the Mineral Resources Law of the People’s Republic of China, which provides that the exploration and exploitation of the mineral resources within the territory of the People's Republic of China and other sea areas under its jurisdiction must abide by the Mineral Resources Law of the People's Republic of China (hereinafter referred to as the Mineral Resources Law) and these Regulations.

Article 7 of Regulations for Implementation of the Mineral Resources Law of the People’s Republic of China, which provides that the state allows foreign companies, enterprises and other economic organizations as well as individuals to invest in exploration and exploitation of the mineral resources within the territory of the People's Republic of China and other sea areas under its jurisdiction pursuant to the relevant laws and regulations of the People's Republic of China.

Because Fujian Huilong has the right of exploration, right of mining and pays resource tax and resource compensation in accordance with relevant regulations. Through the acquisition of Fujian Huilong by Dragon International, Fujian Huilong became a wholly foreign owned enterprise, for exploitation of the mineral resources within the territory of the People's Republic of China under its jurisdiction pursuant to the relevant laws and regulations of the People's Republic of China. As a result, the reverse acquisition of Dragon International by SGB International Holdings Inc. complied with the provisions of “Mineral Resources Law of the People’s Republic of China” and “Regulations for Implementation of the Mineral Resources Law of the People’s Republic of China”.

Under the Guidance Catalogue of Industries for Foreign Investment promulgated by the National Development and Reform Commission and MOFCOM, which became effective as of December 1, 2007, mining of special coals falls within restricted industry for foreign investment, while mining of other types of coal is permitted for foreign investment and a foreign invested enterprise engaged in mining of non-special coal may be 100% owned by foreign investors. The business of Fujian Huilong involves only mining of non-special coal. Thus, the acquisition by Dragon International of the 100% share capital of Fujian Huilong in November 2010 complies with PRC laws on foreign investment in the mineral resources sector of the PRC.

In accordance with the Provisions on M&A of a Domestic Enterprise by Foreign Investors, which was initially promulgated by MOFCOM and SAIC, on August 8, 2006 and became effective on September 8, 2006, as amended on June 22, 2009, which is commonly known as Decree No. 10, acquisition by foreign investors of share capital of a domestic enterprise shall be approved by MOFCOM and registered with SAIC. According to our Chinese legal counsel, the acquisition by Dragon International of the 100% share capital of Fujian Huilong in November 2010 has been properly approved by MOFCOM and registered with SAIC pursuant to Decree No. 10.

Because we believe that there was no material relationship that existed between SGB International, the former principal shareholders of SGB International prior to the reverse acquisition, and the shareholders of Dragon International prior to the time of the reverse acquisition other than in respect of the reverse acquisition, our Chinese legal counsel advised us that Dragon International was not a special purpose vehicle company and that the reverse acquisition of Dragon International by SGB International is not subject to approval of MOFCOM and registration with SAIC. Our Chinese counsel never mentioned in its legal opinion the PRC Mineral Resources Law, although it did specifically mention the “Regulations for Merger with and Acquisition of Domestic Enterprises by Foreign Investors,” Circular 75, MOFCOM and SAIC.

Employees

As of December 31, 2011, 2010, we had approximately 90 and 78 full-time employees respectively, which mainly comprise of management staff of our company including our President, Chief Executive Officer and our Chief Financial Officer, at our administrative office in Fujian Huilong. We also had 458 and 612 miners respectively working underground who belong to third party sub-contractors. The working schedule for these contract miners is three shifts per day for 260 d/a. None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good. We do not have insurance for industry-related accident. For any accident-related costs below RMB50,000 is to be borne by the third party subcontractors. For any accident-related costs above RMB50,000, 95% of such costs is to be borne by our company and the remaining 5% is to be borne by the third party sub-contractors.

ITEM 1A. RISK FACTORS

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal, especially the demand for coal in the province of Fujian . The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price from the Shangzhai coal mine was about US$87 per ton (equivalent to RMB 585 per ton) in 2010 and about US $107 per ton (equivalent to RMB 687 per ton) in 2011.

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

Our operations are subject to Value Added Tax imposed by local Coal Management Authority, which can adjust the rate of Value Added Tax to which we are subject unilaterally and arbitrarily.

Pursuant to the Provisional Regulations on Value-Added Tax of the PRC, promulgated by the State Council on December 13, 1993, as amended on November 5, 2008 (effective on January 1, 2009), and the Rules for Implementation of Provisional Regulations on Value-Added Tax of the PRC, promulgated on December 25, 1993 and amended on December 15, 2008 (effective on January 1, 2009), all entities and individuals engaged in selling goods, providing repair and placement services or importing goods into the PRC are generally subject to a value-added tax, or VAT, at a rate of 17% of the gross sales proceeds received (with the exception of certain goods which are subject to a rate of 13% or lower), less any VAT already paid or borne by the taxpayer on goods or services purchased and utilized in the production of goods or provision of services that have generated the gross sales proceeds. Fujian Huilong is subject to such value-added tax but according to local regulations, the local Coal Management Authority is the government authority responsible for collecting VAT as part of the approximately US$18.56 or RMB 120 per ton for all taxes, fees and statutory reserves payable by Fujian Huilong. The amount of VAT imposed by the local Coal Management Authority is about US$3.62 or RMB 23.4 per ton. The understanding of Fujian Huilong that the local Coal Management Authority is responsible for collecting VAT payment is for an indefinite period and rate is subject to adjustment by the local Coal Management Authority from time to time. For the last three years, the local Coal Management Authority has not adjusted the rate of VAT that they have imposed on our company. As compared to the rate of VAT applicable to other businesses subject to VAT rate of 17% on their gross proceeds received, our company’s effective VAT rates for the last years were 5.95% for 2008, 5.28% for 2009 and 3.98% for 2010. For the FY2011, the effective VAT rate for our company was approximately 3.41% . However, because the local Coal Management Authority is able to adjust the VAT rate unilaterally and arbitrarily, there is no assurance that the local Coal Management Authority will not impose materially higher VAT rate on our company in the future.

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

Demand for coal and coal prices are closely linked to consumption patterns of the electric industry in China. Any changes in consumption patterns could affect our operations and profitability.

Demand for coal and the prices we can obtain for our coal are closely linked to coal consumption patterns of the electric generation industry in China, which has accounted for approximately 58% of overall coal consumption in China in recent years. These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity (which is dependent to a significant extent on summer and winter temperatures and the strength of the economy); government regulation; technological developments and the location, availability, quality and price of competing sources of coal; other fuels such as natural gas, oil and nuclear; and alternative energy sources such as hydroelectric power. Any reduction in the demand for our coal by the domestic electric generation industry may cause a decline in profitability.

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

The Shangzhai coal mine produced 134,668t, 156,303 t and 238,517 t of coal in 2011, 2010 and 2009, respectively. However, this production capacity may not be sustainable because portions of the mine development are situated outside the boundaries of the valid mining permit. According to Wardrop Engineering Inc., the Shangzhai coal mine should have a production capacity of only 90,000 t/a under the current valid mining permit. Government authorities may order the Shangzhai coal mine to be closed or limited at any time, since the area of active mining currently exceeds the limits of the mining permit. The Shangzhai coal mine produced 156,303 t and 148,517 t of coal outside the boundaries of the valid mining permit in 2010 and 2009, respectively. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by its existing mining permit, which also allows it to mine at different mining levels. At this time, our company is not contemplating apply for any new mining permit. Rather, we will focus on obtaining permission to increase our annual production rate. The coal production of 134,668 t in 2011 was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2011 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”). Because we have obtained another mining permit, which allows to produce 90,000 t/a from a new mining area, we are confident that we will be able to secure future increase to our permitted rate of production from the authorities. Currently our application to increase the rate of production has received county approval and is being reviewed by the city level government. After receive the city level approval, we will need to apply and receive the provincial level approval before the increase of our rate of production is finally approved.

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

The total ecological environment rehabilitation deposit for operating the Shangzhai coal mine is about US$596,782 (equivalent to RMB 3.86 million). We paid about US$179,035 (equivalent to RMB 1.16 million (or 30% of the total deposit)) to the Fujian Provincial Land and Resources Bureau on November 18, 2009. The balance of about US$417,747 (equivalent to RMB 2.70 million (or 70% of the total deposit)) must be paid to the Fujian Provincial Land and Resources Bureau before April 2015 (one year ahead of the expiration of the mining license).

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

We manage our business with a number of key personnel, namely, Longwen Lin, Peifeng Huang and Thomas Yeo, the loss of a number of whom could have a material adverse effect on us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We cannot assure you that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. We do not have “key person” life insurance to cover our executive officers. Failure to retain or attract key personnel could have a material adverse effect on us.

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

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent our company from providing needed capital to Fujian Huilong

In August of 2008, China’s State Administration of Foreign Exchange (“SAFE”) issued Circular 142, which regulates the process of foreign currency capital verification by foreign invested enterprises in China. Circular 142 introduced new statutory requirements that impact the use of Renminbi converted capital invested by FIEs. In particular, Circular 142 imposes additional capital verification procedures, restricts investments by FIEs in domestic enterprises, prohibits purchase of domestic real estate by FIEs; and imposes additional approval process on payment of consideration to domestic individuals and institutions in M&A transactions. Like many of SAFE’s other regulations, Circular 142 is broadly drafted, making it difficult to predict how local SAFE branches will interpret and enforce certain provisions of Circular 142. We do not expect Circular 142 having a significant effect on our company because even though Fujian Huilong is a FIE, for the foreseeable future, we have no plan to make any equity investment in other domestic enterprises or real estate in PRC through Fujian Huilong.

We may be restricted from freely converting the Renminbi to other currencies in a timely manner.

The Renminbi is not a freely convertible currency at present. We receive all of our revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction.” Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, we can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government. We do not anticipate problems in obtaining foreign currency to satisfy our requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict us from freely converting Renminbi in a timely manner. If such shortages or change in laws and regulations occur, we may accept Renminbi, which can be held or reinvested in other projects.

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

Risks Related to Our Company

Our management team does not have North American public company experience and it could adversely impact our ability to comply with the reporting requirements of the securities laws.

Our management team has no North American public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Other than Thomas Tze Khern Yeo, who serves as Chief Financial Officer and Company Secretary of Sunshine Holdings Limited, a company listed on the Singapore Main Board, our other officers and directors do not have experience with public companies. Accordingly, our senior management collectively has limited experience with the responsibilities related to managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a public company would be in jeopardy in which event you could lose your entire investment in our company.

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

Our Accounting staff lacks experience with U.S. GAAP and we may not be able to accurately report our financial results or report them on time.

We have limited ability to prepare financial statements and maintain our books and records in U.S. GAAP. Our books and records are maintained and prepared in PRC GAAP and our employees who have primary responsibilities of preparing and supervising the preparation of the financial statements under U.S. GAAP do not have extensive knowledge of and professional experience with U.S. GAAP and SEC rules and regulations. Accordingly, we may not be able to report our financial results accurately as required by SEC rules and regulations and we may report our financial results late. Furthermore, we confirm that we will evaluate these factors in the future in concluding on the effectiveness of disclosure controls and procedures under Item 307 of Regulation S-K and internal control over financial reporting under Item 308 of Regulation S-K.

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

Longwen Lin, our Chairperson, President and director, beneficially direct owns 53.10% of the issued and outstanding common shares of our company as at December 31, 2011. As a result, he has the ability to influence matters affecting our shareholders, including the election of our directors and the acquisition or disposition of our assets. Because he controls such shares, our shareholders will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Lin could result in management making decisions that are in his best interest and not in the best interest of our shareholders, our shareholders may lose some or all of the value of their investments in our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Address for Service

Our current address for the principal place of business is located at Xiamen City, Si Ming District, Jia He Road No.25, Xinjing Centre, Unit C2606, PRC China 361009. We paid a monthly rent of RMB11,042 to an unrelated party.

Properties

The Shangzhai Coal Mine

We own 100% equity interest in the Fujian Huilong coal property, located at Yongding County, Fujian Province, People’s Republic of China, about 30 km south of the nearest major town, Longyan City, and about 130 km northwest of Xiamen, a major coastal port for Fujian Province. The nearest village, Shangzhai, is about 1.5 km away. The road between this property and Shangzhai village is paved. Provincial Highway 203 passes through the village and is in turn connected to a recently constructed freeway. The nearest rail access is about 15 km away at Canton City.

The Shangzhai coal property is comprised of a mining license about 5.7 km2 in area. Currently, we are producing about 150,000 t of coal annually from eight coal seams in two underground operating areas. We applied for a new mining permit to expand our mining area to 7.5 km2 in order to increase the amount of coal mined. As of May 13, 2011, we obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by our existing mining permit, which also allows us to mine at different mining levels.

The climate in this part of China is semi-tropical. The climate along the coastal area of the province is semi-tropical (hot in the summer, and cool in winter). Mean temperatures range from about 84°F (29°C) in July to about 52°F (11°C) in January. There are three seasons: November through February is the cool season, March through May, the warm season; and June through October, the hot season. The growing period lasts throughout the year; likewise, mining operations are possible on a year-round basis.

The Shangzhai coal property has sufficient surface rights for current and anticipated mining operations, as well as sufficient power, water, and personnel. The surface rights relate to the rights relating to the mining facilities on the surface. These surface rights are distinct from the rights conveyed in our existing mining license, which allow us to mine for coals underground. The mine is connected to the state power grid and a river flows through the Shangzhai coal property. This region of Fujian has numerous coal mining operations and a large skilled workforce.

History of Exploration and Development

The earliest documented exploration in the area dates from 1950 to 1960 when Fujian Province Coal Exploration Team 121 carried out regional exploration for coal. Exploration on the Shangzhai coal property itself began in 1989 by the same exploration team as part of a regional evaluation that was carried out until 1994. Part of this exploration consisted of driving adits so that production began at almost the same time that exploration was initiated.

Over the period of 1989 to 2003, this team excavated an unknown number of trenches and underground development, as well as drilled 26 core holes. In 2000, with increasing concern about mine safety, the government rescinded the mining licence that was issued to the initial operator whose operational procedures were sub-standard. Details pertaining to the amount of exploration, development, and extraction by the previous owner are not known.

Fujian Huilong incorporated and obtained the business licence on August 4, 2005 and first mining license was obtained in April of 2006, approximately 2.7 km2 in area and with an annual permitted production rate of 60,000 t, and have been in operation ever since. In 2005, the license area was expanded to its present size of approximately 5.7 km2 with an annual permitted mining rate of 90,000 t. Having rights to legally extract stated amount of coal does not guarantee reserves or the amount that may be economically extracted. We have not conducted any drilling or conducted any other exploration on the property that is subject to the existing mining permit.

Geology

The Shangzhai coal property contains eight coal seams of Permian age that are mined commercially within a mining licence that measures about 5.7 km2 in area. The eight commercial seams (numbered 3, 5, 7, 9, 23, 24, 28 Upper and

28), are among about 24 seams that occur within the Permian age Tongziyan Formation. The strata have been deformed by low-angle thrusting and folding. This deformation has resulted in the division of the mining areas into northern and southern sectors separated by a zone in which structural deformation has removed or truncated the coal-bearing strata.

Annual Production

The following table shows the annual sale and production volume from our Shangzhai coal mine and the average sale price before tax per ton for our coal for the last two years.

Year	Annual Sale and Production Volume (t)	Average Sale Price (US$)
2010	156,303	87
2011	134,668	107

The following table shows the annual production volume for the last three fiscal years was produced from the area covered by our mining permit numbered 3500000620055 and from the area covered by our new mining permit numbered C3500002011051120112047:

Year	Annual Sale and Production Volume from area covered by the existing mining permit 3500000620055 (t)	Annual Sale and Production Volume from area covered by the new mining permit C3500002011051120112047 (t)
2009	116,850.2	121,667
2010	23,317	132,986
2011	22,893	111,775

Coal Reserve

We retained Wardrop Engineering Inc., an independent firm, to prepare a technical report in compliance with National Instrument 43-101 on the Shangzhai coal property. The information that follows relating to the Shangzhai coal mine is derived, for the most part, from, and in some instances is an extract from, the technical report dated May 10, 2011, authored by Greg Mosher, P.Geo, Wenchang Ni, P.Eng., and Doug Ramsey, P.Eng. of Wardrop Engineering Inc. in respect of the Shangzhai coal property. At the time of the preparation of the technical report, these authors were independent of our company and were a “qualified persons”, as that term is defined in National Instrument 43-101.

Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the technical report on the Shangzhai coal property which has been filed with certain Canadian securities regulatory authorities pursuant to National Instrument 43-101 and is available for review at www.sedar.com.

The Shangzhai coal mine’s coal reserves as reported by Wardrop Engineering Inc. presented here comply with National Instrument 43-101 Standards of Disclosure for Mineral Projects. The information we have provided in this Form 8-K is presented in accordance with the requirements of Industry Guide 7. However, information concerning the resources estimates contained in this report may not be comparable to information made public by United States companies subject to the reporting and disclosure requirements of the SEC, specifically the SEC’s Industry Guide 7. National Instrument 43-101 is a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Unless otherwise indicated, all reserve estimates contained in this report have been prepared in accordance with National Instrument 43-101. These standards differ significantly from the requirements of the SEC, and reserve information contained herein may not be comparable to similar information disclosed by U.S. companies.

Based on the report of Wardrop Engineering Inc. dated May 10, 2011, the total remaining coal reserve at the end of 2009 was 1,354,000 t, including 416,000 t of proven coal reserve, and 938,000 t of probable coal reserve. Modified factors mainly include a 25% coal pillar loss rate, 85% panel recovery rate, and 5% dilution rate. Because most of the annual production of 150,000t in year 2010 was produced outside of the 5.7 km2 area covered by our valid mining permit (permit number: 3500000620055), the coal reserve estimate as of December 31, 2010 remained at approximately 1,354,000 t. The coal production of 134,668 t in 2011 was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2011 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”).Because the scope of Wardrop’s work on the NI-43-101 technical report covered 5.7 km2 area of the mining permit numbered 3500000620055, which provides for an annual production rate of 90,000 t/a and is in good standing until April 2016, but Wardrop noted that Fujian Huilong’s production was over 200,000 t in year 2009 and about 150,000 t in year 2010, and that portions of Fujian Huilong’s mine development were situated outside the boundaries of the 5.7 km2 mining permit, accordingly, it was Wardrop’s opinion that Shangzhai should renew the mining permit as soon as possible to verify the legality and safety of the mine. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by its existing mining permit, which also allows it to mine at different mining levels. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by its existing mining permit, which also allows it to mine at different mining levels.

Summary of Underground Coal Reserves as of December 31, 2010

Classified Coal Reserves (t)		Total Coal Reserves (t)
Proven	Probable
416,000	938,000	1,354,000

The remaining coal reserve as of December 31, 2011 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”).

Our Mining Operations

The Shangzhai coal property is comprised of Mining Licence No. 3500000620055, is 5.7 km2 in area and is held in the name of Fujian Huilong. This licence includes an earlier, smaller licence that is approximately 2.7 km2 in area. The licence was issued in April 2006 and remains in good standing until April 2016. As of May 13, 2011, we have obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by our existing mining permit, which also allows us to mine at different mining levels.

The Shangzhai coal mine located in the Shangzhai coal property is a typical multi-seam coal mine with decline shaft access that employs longwall mining with a low degree of mechanization. The Shangzhai coal mine operates on the eight thin coal seams. The thicknesses of coal seams seldom exceeds 1 m.

The mine exploits eight coal seams that do not outcrop on the Shangzhai coal property but are of regional extent; therefore the coal resource is more extensive than the Shangzhai coal property. The Shangzhai coal property does, however, contain all mine development and storage as well as all related infrastructure, including explosives storage and an electrical substation.

The main facilities at the Shangzhai coal mine include the north main shaft, the south main shaft, the north auxiliary shaft with two axial fans, the south auxiliary shaft, and the south vent shaft with two axial fans. Other ancillary facilities include an air compressor room, four ground surface winch rooms, two coal storage sheds, one old coal gangue storage area, one new coal gangue storage area, two mining water sedimentation tanks, office buildings, dormitories, kitchens, and canteens, etc.

The Shangzhai coal mine has two operation areas – North and South – divided by the F12 fault. Both the North and South areas have independent ventilation and hoisting systems. The main decline shafts are equipped with winches to pull and lower mine cars on tracks between each production level to surface. Production levels, which generally have 40 m vertical interval, are grouped in a system with respect to the decline.

We utilize a central methane monitoring and controlling system. The mine dispatcher can continuously monitor the methane level of major underground working places and, in the event of unsafe methane levels, appropriate action can be taken immediately.

Since 2007, the Shangzhai coal mine production capacity has been progressively increased from approximately 50,000 t/a to 240,000 t/a, with the exception of a decrease in 2010 to 156,000 t/a and further decrease in 2011 to 134,668t/a due to the continuous construction of mining shafts and other facilities. Most of the coal was produced from the Southern area, since mine development was not finished in the Northern area. However, we performed a lot of mine development in the Northern area, which is not subject to the existing mining permit, and prepared more than enough working places for extending the permitted production capacity.

Although the mine produced more than 100,000 t of coal from 2009 to 2011, this production capacity may not be sustainable because portions of the mine development are situated outside the boundaries of the valid mining permit. According to Wardrop Engineering Inc., the Shangzhai coal mine should have a production capacity of only 90,000 t/a under the current valid mining permit. Government authorities may order the Shangzhai coal mine to be closed or limited at any time, since the area of active mining currently exceeds the scope of the mining permit. However, our management believes that this risk has been minimized since as of May 13, 2011, we have obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by our existing mining permit, which also allows us to mine at different mining levels. We initially applied for a mining permit covering an area of 7.5 km2, including area covered by our past active mining operations. The new mining permit issued to us covers an area of 6.8 km2, which is the 7.5 km2 area we applied for less the area exhausted by our past mining activities. After receiving this new mining permit, we intend to conduct our mining operations only within the areas covered by our valid mining permits.

Our annual permitted mine production rate increased gradually since 2006 from 60,000 t/a to the current 90,000 t/a with full support of the local mining authorities. At the annual permitted mine production rate of 90,000 t/a, our mine operation is consider larger than the local artisan mining operations, which are target of government enforcement. As we expanded of our actual mine production beyond the 90,000 t/a, our mine production infrastructure has also been steadily developed to support the excess production. It is our management’s view that our current mine development can support an annual production of 300,000 t/a. Our management’s view of our production capability being 300,000 t/a is based on the facts that when we expanded our mining operation through the years, we have developed our mine production infrastructure with a goal of exceeding 300,000 t/a and also that we were able to produce 238,517 t, 156,303 t and 134,668t of coal for years 2009, 2010 and 2011 respectively. Our management is also of the view that this annual production capability of 300,000 t/a is based on mining operations only in the areas covered by current valid mining permits. We intend to and are in the process of applying for an increase to our annual permitted mine production rate to 300,000 t/a in stages over the next few years. The application process includes submitting an application and plan for the production increase, followed by the review of records and inspection by officials onsite. The factors in determining whether an application to increase annual production rate would be approved include past production records, actual production capacity, adequacy of equipment and infrastructure and past safety records. The government authorities may approve increase annual production rate in stages and with requirements of trial period. Because of the condition of our mining operation, we are confident that we will be able to secure future increase to our permitted rate of annual production from the authorities, if not directly to 300,000 t/a, to a rate of 180,000 t/a as the first stage increase. The likelihood of the authorities shutting down our mine for non-compliance is relatively small. In May of 2011, we also obtained a new mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by its existing mining permit, which also allows it to mine at different mining levels. This new mining permit also allows us to produce at an annual production rate of 90,000 t/a from the area covered by this ming permit. Accordingly, we are currently able to produce 90,000 t/a from each of the areas covered by our two mining permits. Should the authorities indicate to us that strict compliance with permitted mine production rate is required, we intend to limit our mine production to 90,000 t/a from each of the areas covered by our two mining permits until such time when our annual permitted mine production rate is increased.

The unit operation cost in 2009 was US$32.40/t, in 2010 was US$43/t and in 2011 was US$65/t. Labour costs occupy 41 to 48% of the total operation cost.

Wardrop Engineering Inc. estimated that the Shangzhai coal mine had a remaining coal reserve of 1,354,000 t as of Dec 31, 2009. Because most of the mining activity in 2010 was performed outside the area covered by our valid mining permit, the remaining coal reserve in the 5.7 km2 area is essentially the same as that at the end of 2009. The coal production of 134,668 t in 2011 was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2011 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”).Wardrop recommends that Shangzhai should renew the mining permit as soon as possible to verify the legality and safety of the mine. As of May 13, 2011, we obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by our existing mining permit, which also allows us to mine at different mining levels. Under the current valid mining permit, the life of mine will be approximately 15 years at a production rate of 90,000 t/a. The life of mine will be re-evaluated when Shangzhai renewed its mining permit with updated mining area and production rate.

Growth Strategy

We plan to increase our coal reserves by: (i) performing further exploration programs in the current valid mining permit to upgrade our coal resources into the coal reserves; and (ii) expanding the mining boundary, and conducting corresponding feasibility studies with a new mining permit to increase the coal reserves. As of May 13, 2011, Shangzhai has obtained a mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by its existing mining permit but also allows it to mine at different mining levels. We expended approximately US$78,125 (RMB500,000) to retain Fujian Province Coal Exploration Team 8 to investigate preliminarily the geological characteristics, coal seam distribution, structure, thickness, lithology and formation. A preliminary coal resource estimate has been completed on this 6.83 km2 mining area. In addition, we also expended approximately US$70,313 (RMB450,000) to commission Fujian Huaxia Architecture Design Institute to complete a 300,000 t/year feasibility study. Shangzhai is planning to update the current NI 43-101 report prepared by Wardrop beginning in November of 2011 to incorporate the coal resource and reserves in the 6.83 km2 area, which is expected to be in compliance with the CIM standards (the standards set forth by Canadian Institute of Mining, Metallurgy and Petroleum). We anticipate that we will need to spend approximately US$60,000 to update the NI 43-101 report. We anticipate that the updated NI 43-101 report will be finalized by June 2012. The National Instrument 43-101 is a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects, designed to improve the accuracy and integrity of the information provided by mining issuers.

Permits and Other Regulatory Requirements

Permits

We operate the Shangzhai coal mine pursuant to the following 7 permits:

Name of Permit	Permit No.	Expiry Date	Limits (Area)	Issued by
Business Licence	350000100007198	August 2035	N.A.	Administration for Industry and Commerce of Fujian Province
Certificate of Organization Code	77753680-8	August 2012	N.A.	Fujian Bureau of Quality and Technical Supervision
Tax Licence	350822777536808	Permanent	N.A.	Tax Department of Fujian Province
Mining Permit	*3500000620055	April 2016	5.7 km2 & above +328 masl	Natural Resource Department of Fujian Province
Mining Permit	C3500002011051120112047	May 2021	6.8 km2 from 700 m to -300 m	Natural Resource Department of Fujian Province
Coal Production Permit	203508220136	December 2031	N.A.	Economic and Trade Commission of Fujian Province

Safety Production Permit	(2005)F107(G1)	December 2011	N.A.	Coal Mine Safety and Supervision Department of Fujian Province

*Note: the scope of Wardrop’s work is limited to the area covered by mining permit 3500000620055 only.

Wardrop Engineering Inc. recommended that we should renew and expand the mining permit as soon as possible to guarantee that mine production is legal and to ensure safe operation. We submitted applications to the authorities to expand our mining area for an additional 7.5 km2 and increase production capacity in May of 2010. As of May 13, 2011, we have obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by our existing mining permit, which also allows us to mine at different mining levels.

A notice issued in 2006 by the State Environmental Protection Administration (SEPA) deemed that the Environmental Impact Assessment of a coal mine construction project within an area covered by a coal mine master plan cannot be approved until a planning Environmental Impact Assessment of the coal mine master plan is approved, which management expects to be approved. Since the master plan for the Longyang Longtan – Shizhong coal mine area (which covers the Shangzhai coal mine) was under preparation as of November 2010, there is a risk that an Environmental Impact Assessment for the Shangzhai coal mine expansion will not be approved before the corresponding planning Environmental Impact Assessment is approved. However, we are not sure when the master plan for the Longyang Longtan – Shizhong coal mine area will be finalized so we have no way to assess the likely impact on our Shangzhai coal mine. We intend use commercial reasonable efforts to comply with any additional requirements imposed by the master plan for the Longyang Longtan – Shizhong coal mine area on our Shangzhai coal mine.

Safety Risk Deposit

According to the Yongding County Coal Mine Safety Risk Deposit Management Measures (effective as of July 1, 2005), the safety risk deposit will be about US$154,560 (equivalent to RMB 1 million) for coal mines with a capacity of up to 60,000 t/a and about US$231,839 (equivalent to RMB 1.5 million) for coal mines with a capacity above 60,000 t/a.

On August 26, 2005, we paid about US$154,560 (equivalent to RMB 1 million) to the Yongding County Coal Development Company as a representative of the Yongding County Coal Industry Management Bureau. In 2005, the approved capacity of the Shangzhai Mine was 60,000 t/a. Since April 2006, the approved capacity of the Shangzhai coal mine was increased to 90,000 t/a. According to consultation with the Yongding County Coal Industry Management Bureau in November 2010, there is no regulation that specifically requires a coal mine that has paid the safety risk deposit at an originally approved capacity to increase the safety risk deposit once its capacity is increased. In addition, we have received from Yongding County Coal Industry Management Bureau a confirmation that our safety risk deposit will not increase as the safety risk deposit was an one-time fee. As we have already received this confirmation from Yongding County Coal Management Bureau, we believe the risk of any fines or other penalties being assessed against our company as a result of any failure to properly pay safety risk deposit is minimal.

Ecological Environment Rehabilitation Deposit

The Fujian Provincial Mine Ecological Environment Rehabilitation Deposit Management Measures (effective as of January 1, 2007) requires every mining license holder within Fujian Province to:

  prepare a Mine Ecological Environment Rehabilitation Plan;

  sign a Mine Ecological Environment Rehabilitation Agreement with the Fujian Land and Resources Bureau;

  pay a Mine Ecological Environment Rehabilitation Deposit.

The Mine Ecological Environment Rehabilitation Deposit should be paid to the Fujian Province Land and Resources Bureau who issued the Mining License. The deposit can be paid in one lump sum, or in partial installments annually.

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

Environmental, Health, and Safety Approvals

Environmental Resources Management Shanghai Limited (“ERM”) was commissioned by Wardrop Engineering Inc. to undertake an environmental, health, safety review of the Shangzhai coal mine, which was used by Wardrop Engineering Inc. to complete a technical report on the Shangzhai coal property. ERM identified 13 environmental risks, 4 occupational health and safety risks, and no community (social) risks. According to the technical report of Wardrop Engineering Inc., most of the risks identified by ERM’s review may result in fines below the material threshold (US$250,000), but should not result in immediate shut-down of the operations.

ERM recommended that we apply for the following environmental, health, and safety approvals, which were not in place at the time of the site visit by ERM from October 31, 2010 to November 1, 2010:

  Occupational Disease Hazard Pre-Assessment (ODHA);

  Occupational Disease Hazard Control Effectiveness Assessment (ODHCEA);

  Firefighting Design approval and Firefighting Completion Inspection approval;

  Water Abstraction Permit.

Currently ODHA and ODHCEA systems have not been set up in Fujian province, accordingly, we are unable to complete these assessments as there are no regulatory bodies in Fujian province current responsible for implementation of these systems. Because the ODHA and ODHCEA systems have not been implemented in Fujian Province, our management does not believe that we are currently in violation of existing rules or laws in this regard. Our management intends to comply with the requirements of ODHA and ODHCEA systems when they are implemented in Fujian Province. However, because these systems are not yet in place, our management is not able to assess the likely length of time and costs that are required for our company to comply with these requirements. We do not know and have not basis to predict when ODHA and ODHCEA systems will be available in Fujian province. We will continue to monitor the status of potential implementation of ODHA and ODHCEA systems in Fujian province closely and be ready for future compliance requirements. However, Shangzhai has incorporated voluntarily the yearly occupational disease examination for coal miners. In addition, Shangzhai pays the work injury insurance at a 30% ration of all the employees without naming beneficiaries. The water abstraction has not been regulated in the Shangzhai mine area. We do not know and have not basis to predict when water abstraction regulations will be implemented in the Shangzhai mine area. We will monitor the status of potential implementation of water abstraction regulations in the Shangzhai mine area closely and be ready for future compliance requirements. When the relevant regulations are in place, Shangzhai intends to apply for these approvals. The water for mine operation is now shared with the local people at a pre-agreed payment. The written contractual agreement between Fujian Huilong and the villagers is valid until June 2016 and provides that Fujian Huilong shall pay Xia Village Charitable Affairs Commission an annual payment of RMB15,000 for the right to share the water resources with Xia Village.

The mine production in 2009 exceeded the permitted production capacity, as well as using a newly constructed coal gangue storage facility that may result in a fine up to about US$31,250 (equivalent to RMB 200,000) and temporarily shut-down of mine operation. The management is of the view that the likelihood of our company being fined or our mine operation being temporarily shut-down because of the use of the newly constructed coal gangue storage facility is small because we have already paid the first instalment of the Ecological Environment Rehabilitation Deposit, which we believe is being applied to ensure our use of the newly constructed coal gangue storage facility will not have severe environmental impact. Another material level risk is the lack of the firefighting design approval or firefighting completion inspection approval has not been presented during the site visit made by ERM, retained by Wardrop to undertake an EHS and community review of the Shangzhai Mine which is part of the independent technical report in accordance with the NI 43-101. The lack of firefighting design approval may result in a fine up to about US$46,875 (equivalent to RMB 300,000) and shut-down for non-compliance with the firefighting law. The original firefighting approval documents had been submitted to and filed in Longyan Coal Administrator Bureau in the application progress for the previous expansion in 2008 on the 5.7 km2 area. Fujian Huilong provided the 2008 expansion approval document issued by Longyan Coal Administrator Bureau “Longmeianjian 2008 (34)”. The approval and inspection occurred in the 5.7 km2 area covered by our mining permit No. 3500000620055. We believe that the risks of not receiving the environmental, health and safety approvals in connection with our coal mining operations outside of the area of your mining permits are now minimal because we have obtained the mining permit for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by our existing mining permit, which also allows it to mine at different mining levels, and we intend to limit our mining operations the areas covered by our mining permits only in the future. The file shows the inspection and acceptance for the 5.7 km2 area covered by mining permit No. 3500000620055 were made in four disciplines: i) safety, ii) mining, iii) ventilation, including methane monitoring system and firefighting system, and iv) mechanics and electrical. Because the approval document issued by Longyan Coal Administrator Bureau “Longmeianjian 2008 (34)” indicated inspection and acceptance of “methane monitoring system and firefighting system”, we believe the likelihood of our company being fined for lack of firefighting design approval is relatively small. We also believe that the inspection and acceptance in the approval document covers firefighting design approval and we currently have no intention of applying for firefighting design approval. The inspection and acceptance for the 6.8 km2 area covered by mining permit C3500002011051120112047 in the following four disciplines: i) safety, ii) mining, iii) ventilation, including methane monitoring system and firefighting system, and iv) mechanics and electrical, is underway right now and we anticipate that we will receive final acceptance in all four disciplines by June of 2012. We believe that because the inspection and acceptance in the four disciplines described above cover firefighting design approval, we will not need to apply separately for firefighting design approval. Accordingly, we currently have no intention of applying for firefighting design approval for the 6.8 km2 area covered by mining permit C3500002011051120112047.

According to the technical report of Wardrop Engineering Inc., in order to expand capacity of the Shangzhai coal mine, the following environmental, health, and safety permitting requirements are applicable for mine expansion:

  Environmental Impact Assessment Report and subsequent approval from the appropriate Environmental Protection Bureaus (EPB);

  Environmental Completion Acceptance Inspection Investigation and the subsequent approval from the appropriate EPB;

  ODHA Report and subsequent approval from the appropriate Health Bureau;

  ODHCEA Report and subsequent approval from the appropriate Health Bureau;

  Safety Pre-assessment Report and subsequent approval from the appropriate Safe Production Supervision and Management Bureau;

  Safety Completion Acceptance Assessment Report and subsequent approval from the appropriate Safe Production Supervision and Management Bureau;

  Firefighting Design Approval and Firefighting Completion Inspection and approval from the appropriate firefighting authority.

  ERM recommended that we comply with these permitting requirements for any future expansion of the Shangzhai coal mine, which we plan to do so.

ITEM 3. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company is a party or of which any of our property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and under the SEC's recently adopted Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the our quarries is subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977. We do not own any mines in the United States and as a result, this information is not required. Please refer to the subheading “Mining Safety” beginning on page 14.

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

Quarter End	Bid High	Bid Low
12/30/2011	$0.00	$0.00
09/30/2011	-	-
06/30/2011	$0.16	$0.00
03/31/2011	$0.10	$0.00
12/31/2010	$0.00	$0.00
09/30/2010	$0.00	$0.00
06/30/2010	$0.00	$0.00
03/31/2010	$0.00	$0.00

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer Company 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119 (702) 361-3033

Holders of Common Stock

As of April 13, 2012, there were 78 holders of record of our common stock. As of such date, 373,793,578 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During our fiscal year ended December 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2011.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2011.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

For the years ended December 31, 2011 and 2010

The following table sets forth the consolidated financial statements of the Company for the years ended December 31, 2011 and 2010.

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
			(Restated)
	$	% of Sales	$	% of Sales
Net sales	14,353,067	100%	13,617,770	100%
Cost of sales	8,782,818	61%	6,921,203	51%
Gross profit	5,570,249	39%	6,696,567	49%
Operating expenses	2,521,421	18%	1,647,896	12%
Profit from operations	3,048,828	21%	5,048,671	37%
Other items and income tax	1,354,353	9%	1,625,849	12%
Net income	1,694,475	12%	3,422,822	25%

Net Sales

Our revenues are derived from the sales of coal. The overall revenue increased by $0.73 million or 5% from $13.62 million in financial year ending 2010 to $14.35 million in financial year ending 2011 albeit a decrease of the production volume by 21,635 tons or 14% from about 156,303 tons in financial year ending 2010 to about 134,668 tons in financial year ending 2011. We have yet to attain the full production capacity in financial year ending 2011 due mainly to the continuing construction of the current mining facilities.

Despite the lower production volume registered in financial year ending 2011 as compared to financial year ending 2010, our average selling price for financial year ending 2011 increased by $20 per ton or 23% from about $87 per ton in financial year ending 2010 to about $107 per ton in financial year ending 2011 mainly due to higher market demands.

Cost of Sales

Cost of sales increased by $1.86 million or 27% from $6.92 million in financial year ending 2010 to $8.78 million in financial year ending 2011, principally due to the increase of certain raw material, labour costs and overhead costs in financial year ending 2011. Accordingly, the average cost per ton increase by $21 per ton or 48% from about $44 per ton in financial year ending 2010 to about $65 per ton in financial year ending 2011.

Gross Profit

In line with the higher costs registered, our gross profit decreased by $1.13 million or 17% from $6.70 million in financial year ending 2010 to $5.57 million in financial year ending 2011 which resulted in a lower gross profit margin of 39% registered in financial year ending 2011 as compared to 49% in financial year ending 2010.

Operating Expenses

Operating expenses increased by $0.87 million or 53% from $1.65 million in financial year ending 2010 to $2.52 million in financial year ending 2011, due principally to the increase of the salary for the management team in financial year ending 2011.

As a result of the reverse acquisition transaction between SGB International Holdings Inc. and the shareholders of Dragon International in 2011Q2, we anticipate that we will incur considerable costs (approximately $200,000 per year) and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Other items and income tax

Other items and income tax represent the interest, other operating expenses and income tax which decreased by about $0.26 million or 17% from about $1.50 million in financial year ending 2010 to about $1.24 million in financial year ending 2011, due to the decrease of an interest bearing loan of RMB49.00 million being replaced by an issuance of 128,769,132 new ordinary shares to the unrelated debtors for US$0.06 per share in pursuant to a debt-to-equity conversion agreement on December 29, 2011.

Net Income

With the lower gross profit and higher operating expenses recorded in financial year ending 2011 compared to financial year ending 2010, the net income decreased by about $1.73 million or 50% from $3.42 million in financial year ending 2010 to $1.69 million in financial year ending 2011.

Impact of Inflation

We believe inflation has had a net negative impact on our results of operations in financial year ending 2011. The average inflation rate in China was at 5.53% in financial year ending 2011 relative to an average inflation rate in China during of 3.17% in financial year ending 2010. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

Liquidity and Capital Resources

Working Capital at December 31, 2011 and 2010

	2011	2010
		(Restated)
Current Assets	$741,046	$2,673,912
Non Current Assets	$21,597,580	$17,115,479
Total Assets	$22,338,626	$19,789,391

Current Liabilities	$4,650,605	$5,493,041
Non Current Liabilities	$196,062	$8,079,602
Total Liabilities	$4,846,667	$13,572,643

Working Capital (Deficit)	$(3,909,559)	$(2,819,129)

Current assets decreased by $1.93 million or 72% from $2.67 million as at December 31, 2010 to $0.74 million as at December 31, 2011, principally due to the settlement of a prepaid construction and labour costs in financial year ending 2011 in connection to the completion of one mining shaft and other mining facilities in financial year ending 2011.

Current liabilities decreased by $0.84 million or 15% from $5.49 million as at December 31, 2010 to $4.65 million as at December 31, 2011, principally due to settlement made by the Company during the year. The current liabilities registered amounts due to a related party of $3.02 million as at December 31, 2011 and $3.64 million as at December 31, 2010, which was due to Mr. Lin Longwen, a major and controlling shareholder of SGB who will only be repaid if the Company has surplus cash.

Taken as a whole of the above, we registered a deficit working capital of $3.91 million in as at December 31, 2011 compared to $2.82 million as at December 31, 2010 as the Company is focusing on the construction of mine shafts and facilities for the past few years.

Non current assets increased by $4.48 million or 26% from $17.12 million as at December 31, 2010 to $21.60 million as at December 31, 2011 principally due to the completion of one mining shaft and other mining facilities during the year while the other two mining shafts are still construction in progress which expected to due for completion in the 2nd half of 2012.

Non current liabilities decreased by $7.88 million or 98% from $8.08 million as at December 31, 2010 to $0.20 million as at December 31, 2011, as a loan balance of $7,726,148 was assigned to two creditors who settled the loan balance with the Company’s subsidiary Dragon International, for the share capital of the Company pursuant to a series of transaction effective December 29, 2011, where Dragon International subscribed for 128,769,132 shares of the common stock of the Company at a deemed price of $0.06 per share, which shares were allotted and issued to Dragon International to be transferred to the two creditors in exchange for the settlement of loans.

Cash Flows

For the years ended December 31, 2011 and 2010

	2011	2010
		(Restated)
Net cash provided by operating activities	$4,732,737	$2,719,576
Net cash used in investing activities	$(4,725,823)	$(4,783,555)
Net cash provided by financing activities	$31,540	$2,180,720
Cash and cash equivalents at end of year	$614,445	$526,564

Notwithstanding of the deficit working capital registered in financial year ending 2011, the net cash provided by operating activities increased by $2.01 million or 74% from $2.72 million in financial year ending 2010 to $4.73 million in financial year ending 2011.

Net cash used in investing activities registered $4.78 million in 2010 and $4.73 million in 2011, principally due to the continuous construction of mine shafts and facilities in respective years.

Net cash provided by financing activities in 2011 was mainly due from proceeds collected from capital contribution and net-off with settlement made by the Company for the term loan and amounts due to Mr. Lin Longwen during the year. Net cash provided by financial activities in 2010 was mainly from the amount advanced by Mr. Lin Longwen and net-off with repayment of portion of term loan.

Taken as a whole, our cash and cash equivalents as at December 31, 2011 increased by $87,881 or 17% from $526,564 as at December 31, 2010 to $614,445 as at December 31, 2011.

Off Balance Sheet Arrangements

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of MNP LLP, our Independent Registered Public Accounting Firm

Audited Consolidated Balance Sheets of SGB International Holdings Inc. as of December 31, 2011 and 2010 (Restated)

Audited Consolidated Statements of Income and Comprehensive Income of SGB International Holdings Inc. for the years ended December 31, 2011 and 2010 (Restated)

Audited Consolidated Statements of Cash Flows of SGB International Holdings Inc. for the years ended December 31, 2011 and 2010 (Restated).

Audited Consolidated Statements of Stockholders’ Equity of SGB International Holdings Inc. for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements of SGB International Holdings Inc. for the years ended December 31, 2011 and 2010

Report of Parker Randall CF (H.K.) CPA Limited, Independent Registered Public Accounting Firm

Audited Balance Sheets of Yongding Shangzhai Coal Mine Co., Ltd. for the years ended December 31, 2010 and 2009

Audited Consolidated Statements of Income and Comprehensive Income of Yongding Shangzhai Coal Mine Co., Ltd. for the years ended December 31, 2010 and 2009

Audited Consolidated Statements of Stockholders’ Equity of Yongding Shangzhai Coal Mine Co., Ltd. for the years ended December 31, 2010 and 2009

Audited Consolidated Statements of Cash Flows of Yongding Shangzhai Coal Mine Co., Ltd. for the years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements of Yongding Shangzhai Coal Mine Co., Ltd. for the years ended December 31, 2010 and 2009

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SGB International Holdings Inc.

We have audited the consolidated balance sheet of SGB International Holdings Inc. (the “Company”) as at December 31, 2011 and the related consolidated statements of income and comprehensive income, cash flows and stockholders’ equity, for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended December 31, 2010, which were audited by other auditors whose report, dated April 12, 2011 except for what mentioned in note 19 which is as of April 11, 2012, expressed an unqualified opinion, has been furnished to us.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2011 and the result of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada
April 13, 2012	Chartered Accountants

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

		2011	2010
			(Restated – note 19)
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	4	614,445	526,564
Receivables	5	97,931	81,806
Prepaid expenses and deposits	6	28,670	2,065,542

Total Current Assets		741,046	2,673,912

Non-current Assets
Prepaid expenses and deposits	6	507,863	150,996
Property, equipment and mine development costs	7	20,735,551	16,605,741
Intangible assets	8	354,166	358,742

Total Non-current Assets		21,597,580	17,115,479

Total Assets		22,338,626	19,789,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued liabilities	9	1,410,772	1,767,974
Asset retirement obligation	10	171,404	81,538
Amounts due to a related party	11	3,019,409	3,643,529
Term loan – current	12	49,020	-

Total Current Liabilities		4,650,605	5,493,041

Non-current Liabilities:
Asset retirement obligation	10	186,268	227,819
Term loan	12	9,794	7,851,783

Total Non-current Liabilities		196,062	8,079,602

Total Liabilities		4,846,667	13,572,643

Stockholders’ Equity
Common stocks	13	1,412,396	123,913
Stocks to be issued	13	7,726,148	-
Contributed surplus		100,000	-
Reserve		429,769	71,725
Retained earnings		7,208,617	5,872,186
Accumulated other comprehensive income		615,029	148,924
Total Stockholders’ Equity		17,491,959	6,216,748

Total Liabilities and Stockholders’ Equity		22,338,626	19,789,391

The accompanying notes are an integral part of these consolidated financial statements.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

	2011	2010
		(Restated – note 19)
	$	$
Revenue	14,353,067	13,617,770
Cost of revenue	(8,782,818)	(6,921,203)
Gross profit	5,570,249	6,696,567
Selling expenses	(112,721)	(570)
General and administrative	(2,356,206)	(1,625,159)
Depreciation and amortization	(52,494)	(22,167)
Total operating expenses	(2,521,421)	(1,647,896)
Net income from operations	3,048,828	5,048,671
Other items:
Interest expense	(1,223,895)	(1,196,796)
Other expense	(15,557)	(343,427)
Other income		42,196
	(1,239,452)	(1,498,027)
Income before income tax expense	1,809,376	3,550,644
Income tax expense	(114,901)	(127,822)
Net income	1,694,475	3,422,822
Foreign currency translation adjustment	466,105	135,592
Comprehensive income	2,160,580	3,558,414
Earnings Per Share – Basic and Diluted	0.01	0.02
Weighted Average Shares Outstanding – Basic and Diluted	236,230,417	220,522,000

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

	2011	2010
		(Restated –
		note 19)
Cash flows from operating activities	$	$

Net income	1,694,475	3,422,822

Items not involving cash:
Depreciation & amortization	1,538,813	1,033,082
Interest expense	31,791	27,694
Imputed interest from a related party	100,000	-
Loss on retirement of fixed assets	-	315,725

Changes in non-cash working capital:
Receivable	(5,783)	161,625
Prepaid expenses and deposit	1,771,772	(2,033,985)
Accounts payable and accrued liabilities	(353,120)	(207,387)
Deferred revenue	(45,211)	-

Net cash provided by operating activities	4,732,737	2,719,576

Cash flows from investing activities

Purchase of property, equipment and mine development costs	(4,725,823)	(4,783,555)

Net cash (used in) investing activities	(4,725,823)	(4,783,555)

Cash flows from financing activities

Capital contribution	1,284,917	-
Increase (decrease) of term loan	(465,513)	(1,407,138)
Cash provide in connection with acquisitions	4,285	-
Amounts due to a related party	(792,149)	3,587,858

Net cash provided by financing activities	31,540	2,180,720

Increase in cash and cash equivalents	38,454	116,741
Effect of exchange rate changes on cash	49,427	14,090
Cash and cash equivalents – beginning of year	526,564	395,733

Cash and cash equivalents – end of year	614,445	526,564

Supplemental disclosure of cash flow information:
Income tax	114,901	127,822
Interest expenses	1,887,656	1,685,515

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common shares						Accumulated	Total
			Stocks to	Contributed	Reserve	Retained	other	stockholders’
	Shares	Amount	be issued	surplus		earnings	comprehensive	equity
							income
		$	$	$	$	$	$	$

Balance at December 31, 2009 (Restated)	220,522,000	123,913	-	-	71,725	2,449,364	13,332	2,658,334

Net income for the year	-	-	-	-	-	3,422,822	-	3,422,822
Currency translation adjustments	-	-	-	-	-	-	135,592	135,592
Balance at December 31, 2010 (Restated)	220,522,000	123,913	-	-	71,725	5,872,186	148,924	6,216,748

Recapitalization – Dragon International	-	1,277,694	-	-	-	-	-	1,277,694
Recapitalization – SGB	24,502,446	10,789	-	-	-	-	-	10,789
Settlement of debt	-	-	7,726,148	-	-	-	-	7,726,148
Imputed interest from a related party	-	-	-	100,000	-	-	-	100,000
Net income for the year	-	-	-	-	-	1,694,475	-	1,694,475
Appropriation to reserve	-	-	-	-	358,044	(358,044)	-	-
Currency translation adjustments	-	-	-	-	-	-	466,105	466,105
Balance at December 31, 2011	245,024,446	1,412,396	7,726,148	100,000	429,769	7,208,617	615,029	17,491,959

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

1	ORGANIZATION AND PRINCIPAL ACTIVITIES

SGB International Holdings Inc. (“SGB” or the “Company”) was incorporated in British Columbia, Canada on November 6, 1997. Through its subsidiary, the Company is engaged in coal production and sales by exploring, developing, and mining coal properties.

On May 11, 2011, the Company completed the acquisition of Dragon International Resources Group Co., Limited (“Dragon International”), a Hong Kong corporation incorporated on October 5, 2010, and its wholly-owned subsidiary through a share exchange which resulted in the former shareholders of Dragon International acquiring the control of SGB. This transaction was accounted for as a reverse takeover transaction (“RTO”) for accounting purpose, as Dragon International was deemed to be the acquirer, and these consolidated financial statements are a continuation of the consolidated financial statements of Dragon International. The carrying amounts of SGB’s assets and liabilities are included in these consolidated financial statements.

Prior to the above noted RTO, and on February 21, 2011, pursuant to a share transfer agreement, Dragon International completed the acquisition of Fujinan Huilong Coal Mine Co., Ltd. (“Fujian Huilong”) (formerly known as Yongding Shangzhai Coal Mine Co., Ltd.), a People’s Republic of China corporation and was incorporated on August 4 2005. Upon the completion of the acquisition, Fujian Huilong has become the wholly-owned subsidiary of Dragon International and the control in substance was not changed. For accounting purposes, the acquisition has been accounted for using the continuity of interest method, which recognizes Fujian Huilong as the successor. The net assets of Dragon International prior to the acquisition has been accounted as recapitalization as at the date of acquisition.

In connection with the above acquisitions, the consolidated financial statements included the operations of SGB, Dragon International and Fujian Huilong for the periods from May 12, 2011 to December 31, 2011, periods from February 21, 2011 to December 31, 2011 and for the year ended December 31, 2011, respectively. The 2010 comparative figures are those of Fujian Huilong. The Company and its subsidiaries are considered to be operating in one segment based on its organizational structure and strategic decision making method.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2011 and 2010, the Company had working capital deficiency of $3,909,559 and $2,819,129, respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) the major and controlling shareholder has undertaken that payment on the amounts due to him of $3,019,409 as at December 31, 2011 will only be made if the Company has surplus cash after paying for the operations and capital expenditure; (ii) the successful debt restructuring on the interest bearing loans (the “Loans”) that was settled with the Company for the share capital of the Company pursuant to a debt-to-equity settlement agreement (Note 12); (iii) No material interest liability is expected for the next twelve months after the settlement of the aforesaid Loans; (iv) stable client base and strong coal demands in Fujian Province ensure revenue can be continue to generate from the existing coal mine operation; and (v) to raise equity financing as required; and (vi) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

2	ACQUISITIONS

Dragon International

On May 11, 2011, SGB completed a reverse acquisition transaction with the shareholders of Dragon International pursuant to which SGB acquired 100% of the issued and outstanding capital stock of Dragon International in exchange for an aggregate of 220,522,000 common shares of SGB, which constituted 90% of SGB’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. Prior to the acquisition, SGB has no business with a minimal assets and liabilities which did not meet the definition of a business, therefore, the reverse take-over of SGB by Dragon International has been accounted for as a capital transaction. A breakdown of SGB’s net assets as at May 11, 2011 is as follows:

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

2	ACQUISITIONS (cont’d)

Dragon International (cont’d)
$

Cash and cash equivalents	2,758
Tax receivable	6,562
Prepaid expenses	5,197
Accounts payable and accrued liabilities	(3,728)

Net assets	10,789

Fujian Huilong

On November 1, 2010, Mr. Longwen Lin (chief executive officer who held control in substance in Fujian Huilong and was also the primary beneficiary of Fujian Huilong) caused Dragon International entering into a share transfer agreement with Mr. Chuanzhen Lin, Mr. Wensi Lin, and Mr. Qingdong Shi, under which Dragon International acquired all of the outstanding equity shares of Fujian Huilong. On February 21, 2011, Fujian Huilong received its new business license and became a wholly foreign owned entity (“WFOE”) under the People’s Republic of China (“PRC”) laws. Subsequent to and upon the completion of acquisition, Mr. Longwen Lin acquired 94% of Dragon International which resulted no change of substantial control after the acquisition. For accounting purpose, the acquisition has been accounted for using the continuity of interest method, which recognizes Fujian Huilong as the successor. The net assets of Dragon International prior to the acquisition has been accounted as recapitalization into Fujian Huilong’s equity as at the date of acquisition. A breakdown of Dragon International’s net assets as at February 21, 2011 is as follows:

$

Cash and cash equivalents	1,527
Share subscriptions receivable	1,285,000
Accounts payable and accrued liabilities	(8,833)

Net assets	1,277,694

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

3	SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include inventories; asset impairments; environmental and reclamation obligations; acquisition accounting; other employee benefit obligations; useful lives for depreciation, depletion, and amortization; current and deferred income taxes; and fair value of financial instruments. Estimates are based on facts and circumstances believed to be reasonable at the time; however, actual results could differ from those estimates.

Principles of consolidation

These consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries as follows:

Dragon International, a Hong Kong corporation incorporated on October 5, 2010.

Fujinan Huilong, a People’s Republic of China corporation incorporated on August 4, 2005.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign currency translation

The Company’s functional currency and presentation currency is Canadian dollars (“CAD”) and U.S. dollars, respectively. The Company’s subsidiaries’ functional currencies are Hong Kong dollars (“HKD”) and Chinese RMB (“RMB”).

Transactions in a currency other than the functional currency (“foreign currency”) are measured in the respective functional currencies of the Company and its subsidiaries and are recorded on initial recognition in the functional currencies at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of income and comprehensive income.

Assets and liabilities of the Company and its subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income in the statements of stockholders’ equity.

Cash and cash equivalents

Cash and cash equivalents include those short-term money market instruments which are highly-liquid investments and readily convertible into cash with a term to maturity of 90 days or less when acquired. As of December 31, 2011 and 2010, cash and cash equivalents consisted of cash only.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

3	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Inventories

Coal inventories are stated at the lower of average cost or market. The cost of coal inventories is determined based on average cost of production, which includes all costs incurred to extract, transport and process the coal. Market represents the estimated replacement cost, subject to a floor and ceiling, which considers the future sales price of the product as well as remaining estimated preparation and selling costs. Coal is reported as inventory at the point in time the coal is extracted from the mine and weighed at a loading facility.

As at December 31, 2011 and 2010, the Company carried no inventories.

Property, equipment and mine development costs

Property, plant and equipment, are stated at cost less depreciation and amortization and accumulated impairment loss. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation of property, plant and equipment is calculated to written off the cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

Machinery / Mobile mining equipment	10 years
Motor vehicles	5 years
Office equipment	5 years
Leasehold improvement	Lease term

Costs for mineral properties and mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations (i) on a straight-line basis with the estimated useful lives of 10 to 20 years for fiscal year 2010; (ii) on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures but up to the Company’s allowable quotas set by the local government effectively January 1, 2011. The change of depreciation and depletion method is the result of the change of estimate and prospective application has been adopted. Mine development costs include costs incurred for site preparation and development of the mines during the development stage.

Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefitted. Maintenance and repairs are expensed as incurred. When equipment is retired or disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposal is recognized in cost of coal sales.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

3	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Intangible asset

Intangible asset represents the coal mining right and is recorded at cost less accumulated amortization. For fiscal year 2010, amortization is provided over the term of the right agreements on a straight-line basis with the estimated useful lives of 10 years. Effective January 1, 2011, the Company changed its method of amortization on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures but up to the Company’s allowable quotas set by the local government. The change of amortization method is the result of the change of estimate and prospective application has been adopted.

Construction in progress

Construction-in-progress (“CIP”) represents mine shaft under construction, and is stated at cost less accumulated impairment losses, if any. Costs include construction and acquisition costs. No provision for depreciation is made on construction-in-progress until such time as the assets are completed and ready for use. When the asset being constructed becomes available for use, the CIP is transferred to the appropriate category of property, equipment and mine development costs.

Asset impairment and disposal of long-lived assets

Long-lived assets, such as property, equipment and mine development costs, owned and leased mineral rights and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would separately be presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the consolidated balance sheets.

Asset Retirement Obligation

Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company's operations. The Company's asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage and perform other related functions at underground mines. The Company records these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company annually reviews its estimated future cash flows for its asset retirement obligations.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

3	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock based compensation

The Company adopted ASC Topic 718-10, Compensation - Stock Compensation - Overall, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC Topic 718-10 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Borrowing costs

Borrowing costs are capitalized as part of the cost of a qualifying asset if they are directly attributable to the acquisition, construction or production of that asset. Capitalization of borrowing costs commences when the activities to prepare the asset for its intended use or sale are in progress and the expenditures and borrowing costs are incurred. Borrowing cost are capitalized until the assets are substantially completed for their intended use or sale. All other borrowing costs are expensed in the period in which they occur. Borrowing costs consist of interest and other costs that an entity incurs in connection with the borrowing of funds.

Income tax

The Company accounts for income taxes under the provisions of ASC Topic 740-10, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Other comprehensive income

The Company accounts for comprehensive income under the provisions of ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Income and Comprehensive Income. The Company’s comprehensive income consists of net earnings for the period and currency translation adjustments.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

3	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Earnings per share

Basic earnings per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC Topic 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As at December 31, 2011 and 2010, the basic earnings per share is equal to diluted earnings per share as there were no dilutive instruments outstanding as at December 31, 2011 and 2010.

Revenue recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 480). Coal sales revenues represent sales to individual customers who sold the coal to coal processing companies, power stations and steel factories. Sales revenue is recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured.

Cost of revenue

Cost of revenue consists primarily of labour cost, governmental charges of coal excavation and related expenses and overhead which are directly attributable to coal excavation.

Fair value of financial instruments

The estimated fair values for financial instruments under ASC Topic 825-10, Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of the Company’s financial instruments includes cash and cash equivalents, receivables, accounts payable and accrued liabilities, asset retirement obligation, due from a related party and term loan. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

The Company adopted ASC Topic 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements.

ASC Topic 820-10 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

3	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Fair value of financial instruments (cont’d)

Level one – Quoted market prices in active markets for identical assets or liabilities;

Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

For the years ended December 31, 2011 and 2010, the fair value of cash and cash equivalents was measured using Level one inputs.

The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and amounts due to a related party approximate their respective fair values due to the short-term nature of these instruments. The book value of asset retirement obligation and term loan as at December 31, 2011 and 2010 approximates the fair value. Items identified are measured at fair value on a recurring basis.

There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2011 and 2010.

Segment information

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker whose members are responsible for allocating resources and assessing performance of the operating segments.

Statutory reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the entity's registered capital.

The Company allocated $358,044 and $nil from after-tax net earnings to statutory surplus reserve for the years ended December 31, 2011 and 2010, respectively.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

3	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New accounting pronouncements adopted

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. It also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is applicable for annual periods beginning after November 15, 2009. The adoption of the guidance did not have a material impact on the Company's financial position, results of operations and cash flows.

In June 2009, the FASB issued ASC 860, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("ASC 860"), which amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of the guidance did not have a material effect on the Company's financial position, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2010-6, Improving Disclosures About Fair Value Measurements ("ASU 2010-6"),which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. ASU 2010-6 relates solely to disclosures in the notes to the financial statements. The adoption of the applicable provisions in 2010 did not have an effect on the Company's financial position, results of operations or cash flows. The adoption of the applicable provisions did not have an effect on the Company's financial position, results of operations or cash flows.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

3	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The Company is currently evaluating the impact of the adoption.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

4	CASH AND CASH EQUIVALENTS

	2011	2010
		(Restated)
	$	$

Cash denominated in Chinese RMB	576,842	526,564
Cash denominated in Canadian or Hong Kong Dollars	37,603	-

	614,445	526,564

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

4	CASH AND CASH EQUIVALENTS (Continued)

As at December 31, 2011, the Company has cash and cash equivalents placed with banks or held by its subsidiary in the People’s Republic of China denominated in Chinese Renminbi (“RMB”) amounting to RMB 3,634,627 (2010: RMB 3,487,277) where the remittance of funds to jurisdictions outside the PRC is subject to certain government rules and regulations on foreign currency controls. Under the People’s Republic of China’s Foreign Exchange Control Regulations and Administration of Settlement, Sale and Payment of Foreign Exchange Regulations, the Company is permitted to exchange RMB for foreign currencies but may require approval of governmental authorities or designated banks in the PRC.

5	RECEIVABLES

	2011	2010
		(Restated)
	$	$

Trades receivable (i)	49,853	-
Employee receivable (ii)	36,991	80,413
Tax receivable	8,156	-
Others	2,931	1,393

	97,931	81,806

Notes:

(i) The Company does not hold any collateral over these balances. The average age of these receivable are 30 days.

(ii) Unsecured, interest free and repayable on demand

6	PREPAID EXPENSES AND DEPOSITS

	2011	2010
		(Restated)
	$	$

Prepaid construction material and labour costs (i)	-	2,065,542
Safety risk deposit (ii)	158,707	150,996
Prepaid mining license fee (iii)	349,156	-
Prepaid rental fee	22,749	-
Other prepaid expense	5,921	-

Subtotal	536,533	2,216,538
Current portion	(28,670)	(2,065,542)

Non-current	507,863	150,996

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

6	PREPAID EXPENSE AND DEPOSITS (Continued)

Notes:

(i)	The payment relates to the new shaft under construction which has been fully settled during the year ended December 31, 2011.

(ii)

On August 26, 2005, an one-off safety risk deposit equivalent to RMB 1.0 million was paid to the Yongding County Coal Development Company as a representative of the Yongding County Coal Industry Management Bureau according to the Yongding County Coal Mine Safety Risk Deposit Management Measures (effective as of July 1, 2005).

(iii)

The prepayment (equivalent to RMB 2,200,000) associated with issuance of our new mining permit on the new extended mining area obtained in May 2011. The exact total fees payable and payment terms for issuance of the new mining permit is expected to be known by the end of 2012 from the Fujian Provincial Department of Land and Resources Mining Development Management Bureau.

7	PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS

		Accumulated
	Cost	amortization	Net book value
	$	$	$
December 31, 2011
Mine development costs	18,502,406	2,217,223	16,285,183
Machineries	4,905,739	1,288,852	3,616,887
Motor vehicles	120,584	49,134	71,450
Office equipment	131,524	17,601	113,923
Construction in progress	648,108	-	648,108

Total	24,308,361	3,572,810	20,735,551

December 31, 2010 (Restated)
Mine development costs	12,234,853	1,109,154	11,125,699
Machineries	4,404,915	787,248	3,617,667
Motor vehicles	184,055	25,611	158,444
Office equipment	37,387	1,585	35,802
Construction in progress	1,668,129	-	1,668,129

Total	18,529,339	1,923,598	16,605,741

During the years ended December 31, 2011 and 2010, the Company charged amortization and depreciation expenses of $1,478,904 and $943,860 to the cost of revenue and 52,494 and $22,167 to the depreciation and amortization expenses, respectively.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

8	INTANGIBLE ASSETS

The following is a summary of intangible asset:

	2011	2010
		(Restated)
	$	$
Cost	696,123	662,298
Accumulated amortization	341,957	303,556
Net carrying value	354,166	358,742

During the years ended December 31, 2011 and 2010, the Company charged amortization expenses of $22,388 and $ 65,218 to the cost of revenue.

9	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	2011	2010
		(Restated)
	$	$
Interest payable (i)	-	564,307
Mining license fee payable (ii)	-	422,788
Staff costs / wage payable	974,034	479,351
Accrued liabilities	359,172	107,649
Employee safety deposits	38,414	98,134
Other payable	39,152	95,745
	1,410,772	1,767,974

Notes:

(i)

During the financial year ended December 31, 2010, loan interest was accrued for the interest-bearing loan payable to an unrelated third party. No interest is accrued in the year ended December 31, 2011 as the related loan has been settled and converted into the Company’s shares in pursuant to a settlement agreement. (Note 12).

(ii)

The mining license fee accrual is associated with the issuance of mining permit. The total fees payable under the mining permit is RMB 4,386,200 (equivalent to about $685,344) payable in 6 installments. The remaining balances of RMB 2,200,000 was settled as at December 2011.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

10	ASSET RETIREMENT OBLIGATION

The following is a summary of asset retirement obligation:

	2011	2010
		(Restated)
	$	$
Face value	428,959	408,115
Effective interest rate – 10%	(71,287)	(98,758)
Subtotal	357,672	309,357
Current portion	171,404	81,538

Asset retirement obligation – long term	186,268	227,819

The Asset Retirement Obligation is associated with the Ecological Environment Rehabilitation fee of about RMB3.86 million payable to the Fujian Provincial Land and Resources Bureau for operating the coal mine. As of December 27, 2010, a payment extension has been applied and approved till April 2015 for the full settlement of approximately RMB2.7 million. The Company is not required to pay any interest on the postponed payment for the Ecological Environment Rehabilitation fee. The Company accounted the remaining asset retirement obligation by applying the relative discounted rate of 10%. During the years ended December 31, 2011 and 2010, the Company charged interest accretion expense of $31,791 and $27,694 respectively in connection with the asset retirement obligation.

11	AMOUNTS DUE TO A RELATED PARTY

	2011	2010
		(Restated)
	$	$

Amounts due to a related party	3,019,409	3,643,529

The amounts are due to the Executive Chairman and Chief Executive Officer of the Company, Mr. Longwen Lin, which are unsecured, non-interest bearing and no specific terms of repayment. During the year ended December 31, 2011, the Company recorded imputed interest on the amounts due to a related party at a market rate of 3.3% (estimated interest benefit contributed by the related party) thereby leading to the recognition of interest expense of approximately $100,000 (2010: $nil). A corresponding amount was recorded as contributed surplus.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

12	TERM LOAN

The following is a summary of term loan:

	2011	2010
		(Restated)
	$	$

Interest bearing loan at 2.5% per month, unsecured and due on July 30, 2013	-	7,851,783
Interest bearing loan at 3% per annum, unsecured and due on November 10, 2014:	9,794	-
Interest bearing loan at 15% per annum, unsecured and due on April 28, 2012:	19,608	-
Interest bearing loan at 15% per annum, unsecured and due on December 28, 2012:	29,412	-

Total	58,814	7,851,783
Current portion	49,020	-
Non-current	9,794	7,851,783

During the years ended December 31, 2011 and 2010, the Company accrued or paid interest expense of $1,887,656 and $1,434,994 in connection with the term loan, respectively. Included in the interest expenses accrued and paid, $233,818 and $265,594 were capitalized and included in the mine development costs for the year ended December 31, 2011 and 2010, respectively. Further, a total of unpaid $579,910 interest was forgiven by the lender and has netted off against the interest expense for the year ended December 31, 2011.

On December 29, 2011, a loan balance of $7,726,148 was assigned to two creditors who settled the loan balance with the Company for the share capital of the Company pursuant to a settlement agreement dated December 29, 2011, where a private placement of 128,769,132 shares of the common stock of the Company at a deemed price of $0.06 per share were allotted and to be issued in exchange for the loan.

13	STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued and outstanding

As at December 31, 2011, 245,024,446 common stocks issued and outstanding which were derived from the following transactions:

Prior to the RTO with Dragon International and as at May 11, 2011, SGB had 24,502,446 common shares issued and outstanding.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

13	STOCKHOLDERS’ EQUITY (cont’d)

Issued and outstanding (cont’d)

On May 11, 2011, SGB completed a reverse acquisition transaction with the shareholders of Dragon International pursuant to which SGB acquired 100% of the issued and outstanding capital stock of Dragon International in exchange for an aggregate of 220,522,000 common shares of SGB, which constituted 90% of SGB’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition. Prior to the acquisition, SGB has no business with a minimal assets and liabilities which did not meet the definition of a business, therefore, the reverse take-over of SGB by Dragon International has been accounted for as a capital transaction which is deemed Dragon International acquired SGB by issuance of 24,502,446 common shares (issued and outstanding prior to the RTO) for its net assets of $10,789.

Prior to the RTO and on February 21, 2011, Dragon International completed the acquisition of Fujian Huilong and for accounting purpose, the acquisition has been accounted for using the continuity of interest method, which recognizes Fujian Huilong as the successor. The net assets of Dragon International totaling $1,277,694 as at the date of acquisition have been accounted as recapitalization into Fujian Huilong.

Fujian Huilong has a registered and paid-in capital of $123,913 (RMB 1,000,000) prior to being acquired by Dragon International.

As the consolidated financial statements is the continuation of Fujian Huilong, therefore, the share capital of Fujian Huilong has been restated to reflect the 220,522,000 common shares that effected the RTO for the purpose of financial statements presentation and earnings per share calculation.

On December 29, 2011, the Company settled $7,726,148 by agreeing to issue 128,769,132 shares of the common stock of the Company at a deemed price of $0.06 per share. The Company has allotted the shares but not yet issued as December 31, 2011.

14	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company accrued or paid $159,481 (2010 - $nil) in salaries and consulting fees to senior officers and directors of the Company. Included in accounts payable and accrued liabilities, $105,225 (2010 - $254,800) were payable to the senior officers and directors of the Company. Included in receivable, $24,600 (2010 - $nil) were receivable from a senior officer and director of the Company. Also see note 11.

15	INCOME TAX

SGB, Dragon International and Fujian Huilong are subject to income tax laws in their respective tax jurisdictions, which are the same as their respective place of incorporation.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

15	INCOME TAX (cont’d)

The Company is subject to Canadian income tax laws at 26.5% tax rate and Dragon International is subject to Hong Kong tax law at 16.5% tax rate. Fujian Huilong is subject to the local tax law in Yongding Town, Fujian Province, PRC, the income tax of coal industry is calculated by weight of exploitation, claiming $0.9 (RMB 5.5) per ton since March 31, 2008. This tax rate difference is adjusted under Rate differences in other jurisdictions.

Income tax expenses consist of the following:

	2011	2010
		(Restated)
	$	$
Current income tax expense	114,901	127,822
Deferred income tax expense	-	-
Total	114,901	127,822

A reconciliation of the income tax expense is as follows:

	2011	2010
		(Restated)
	$	$
Net income before income taxes	1,809,376	3,550,644
Expected income tax expense	497,662	127,822

Adjustments resulting from:
Non-deductible items	-	-
Rate differences in other jurisdictions	(475,421)	-
Changes in enacted rates	(3,989)	-
Other	7,978	-
Change in valuation allowance	113,671	-
	114,901	127,822

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets (liabilities) are as follows:

	2011	2010
		(Restated)
	$	$
Deferred income tax assets (liabilities):
Operating tax losses carried forward	113,671	-
Valuation Allowance	(113,671)	-

	-	-

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

15	INCOME TAX (cont’d)

As at December 31, 2011, the Company had available for deduction against future taxable income in Canada non-capital losses of approximately $265,944. These losses, if unutilized, have expiration year until 2031.

The Company conducts its business in China, which currently has a number of laws related to various taxes imposed by both federal and regional governmental authorities. Applicable taxes include value added tax, corporate income tax (profits tax), and payroll (social) taxes, together with others. Laws related to these taxes have not been in force for a significant period or could be implemented differently under different regional government (ie., provision of tax incentives or exemption from regional government to promote regional business development), in contrast to more developed market economies; therefore, implementing regulations are often unclear or nonexistent. Often, differing opinions regarding legal interpretation exist both among and within government ministries and organizations; thus, creating uncertainties and areas of conflict.

Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, who are enabled by law to impose extremely severe fines, penalties and interest charges. These facts create tax risks in China substantially more significant than typically found in countries with more developed tax systems.

The risk remains that the relevant authorities could take differing positions with regard to interpretive issues and the effect could be significant. The fact that a year has been reviewed does not close that year, or any tax declaration applicable to that year, from further review.

During the years ended December 31, 2011 and 2010 and to the current date, the Company had not received any tax re-assessment from the federal and regional governmental authorities.

16	COMMITMENTS

The Company has entered into an operating lease for its office and employee accommodation in Xiamen, Fujian, PRC expiring in August, 2016. Annual leased payments are as follows:

2011
$
Fiscal year
2012	31,250
2013	20,648
2014	20,648
2015	20,648
2016	13,765

Total	106,959

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

17	GEOGRAPHIC SEGMENT AND ECONOMINC DEPENDENCE

The Company is located and operated in China. The Company’s net income (loss) by geographic locations for the years ended December 31, 2011 and 2010 are as follows

	2011	2010
		(Restated)
	$	$
China (including Hong Kong)	1,960,419	3,422,822
Canada	(265,944)	-

Total	1,694,475	3,422,822

The Company’s total assets by geographic locations for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
		(Restated)
	$	$
China (including Hong Kong)	22,301,424	19,789,391
Canada	37,202	-

Total	22,338,626	19,789,391

During the year ended December 31, 2011 and 2010, the Company had four and four customers accounted for more than 10% of total sales representing 80% and 54% of total sales, respectively.

18	COMPARATIVE FIGURE

Certain comparative figures have been reclassified to conform to the presentation adopted in current year.

19	RESTATEMENT FOR YEAR ENDED DECEMBER 31, 2010

The Company has restated its financial statements as at and for the year ended December 31, 2010 as follows:

a)	Borrowing costs

Borrowing costs for qualifying assets of the Company were incorrectly expensed over the prior periods when it should have been capitalized and included in the mine development costs.

The impact of the amounts restated for the above noted errors was to increase the property, equipment and mine development costs by $1,175,186, decrease reserve by $1,038, increase accumulated other comprehensive income by $65,320, increase retained earnings by $1,110,904, increase cost of revenue by $50,952 and decrease interest expenses by $265,595.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

19	RESTATEMENT FOR YEAR ENDED DECEMBER 31, 2010 (cont’d)

b)	Asset retirement obligation

Asset retirement obligation of the Company was incorrectly calculated and expensed over the prior periods when the related asset retirement obligation amounts should have been capitalized and included as part of mine development cost while the related obligation should have been discounted and recorded its net present value.

The impact of the amounts restated for the above noted errors was to increase the property, equipment and mine development costs by $374,269, decrease accounts payable and accrued liabilities by $300,783, increase asset retirement obligation by $309,357, decrease reserve by $362, increase accumulated other comprehensive income by $22,817, increase retained earnings by $343,240, increase cost of revenue by $69,103, decrease general and administrative expenses by $126,956 and increase interest expenses by $27,693.

c)	Employee welfare and benefit

Employee welfare and benefit payable of the Company was over accrued over the prior periods when the related employee welfare and benefit should have been accounted for it upon the related expenses are incurred.

The impact of the amounts restated for the above noted errors was to decrease accounts payable and accrued liabilities by $221,795, decrease reserve by $66, increase accumulated other comprehensive income by $4,159, increase retained earnings by $217,702 decrease general and administrative expenses by $160,643.

d)	Reclassification

Certain reclassification was made to reflect proper financial presentation which included reclassified $150,996 from receivables to prepaid expenses and deposits – non-current, reclassified $3,643,529 from term loan to amounts due to a related party and reclassified $98,722 from depreciation and amortization to cost of revenue.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

19	RESTATEMENT FOR YEAR ENDED DECEMBER 31, 2010 (cont’d)

The following tables summarized the restatements for the year ended December 31, 2010:

	Previously
Balance sheet	reported	Adjustment	Restated
	$	$	$
Cash and cash equivalents	526,564	-	526,564
Receivables	232,802	(150,996)	81,806
Prepaid expenses and deposits	2,065,542	-	2,065,542
Current assets	2,824,908	(150,996)	2,673,912
Prepaid expenses and deposits – non-current	-	150,996	150,996
Property, equipment and mine development	15,056,286	1,549,455	16,605,741
costsIntangible assets, net	358,742	-	358,742

Total assets	18,239,936	1,549,455	19,789,391

Accounts payable and accrued liabilities	2,290,552	(522,578)	1,767,974
Asset retirement obligation - current	-	81,538	81,538
Amounts due to a related party	-	3,643,529	3,643,529

Current liabilities	2,290,552	3,202,489	5,493,041
Asset retirement obligation – long term	-	227,819	227,819
Term loan	11,495,312	(3,643,529)	7,851,783

Total liabilities	13,785,864	(213,221)	13,572,643
Paid-in capital	123,913	-	123,913
Reserve	73,191	(1,466)	71,725
Retained earnings	4,200,339	1,671,847	5,872,186
Accumulated other comprehensive income	56,629	92,295	148,924

Total stockholders’ equity	4,454,072	1,762,676	6,216,748

Total liabilities and stockholders’ equity	18,239,936	1,549,455	19,789,391

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(STATED IN US DOLLARS)

19	RESTATEMENT FOR YEAR ENDED DECEMBER 31, 2010 (cont’d)

Statement of income and comprehensive income	Previously	Adjustment
	reported	Adjustment	Restated
	$	$	$
Revenue	13,617,770	-	13,617,770
Cost of revenue	(6,702,426)	(218,777)	(6.921.203)
Gross profit	6,915,344	(218,777)	6,696,567
Selling expenses	(570)	-	(570)
General and administrative expenses	(1,912,758)	287,599	(1,625,159)
Depreciation and amortization	(120,889)	98,722	22,167
Profit from operations	4,881,127	167,544	5,048,671
Interest expenses	(1,434,697)	237,901	(1,196,796)
Other expenses	(343,427)	-	(343,427)
Other income	42,196	-	42,196
Income before tax	3,145,199	405,445	3,550,644
Income tax	(127,822)	-	(127,822)
Net income	3,017,377	405,445	3,422,822
Currency translation adjustment	92,929	42,663	135,592
Comprehensive income	3,110,306	448,108	3,558,414

	Previously
Statement of cash flows	reported	Adjustment	Restated
	$	$	$
Net cash provided by operating activities	2,453,982	265,594	2,719,576
Net cash (used in) investing activities	(4,517,961)	(265,594)	(4,783,555)
Net cash provided by financing activities	2,180,720	-	2,180,720
Increase in cash and cash equivalents	116,741	-	116,741
Effect of exchange rate changes on cash	14,090	-	14,090
Cash and cash equivalents – Beginning of year	395,733	-	395,733
Cash and cash equivalents – End of year	526,564	-	526,564

20	SUBSEQUENT EVENTS

Subsequent to the year end, the Company issued 128,769,132 common shares of the Company in pursuant to a debt settlement agreement on December 29, 2011.

YONGDING SHANGZHAI COAL MINE CO., LTD
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

YONGDING SHANGZHAI COAL MINE CO., LTD
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Yongding Shangzhai Coal Mine Co., Ltd

We have audited the accompanying balance sheets of Yongding Shangzhai Coal Mine Co., Ltd (the "Company") as of December 31, 2010 and 2009 and the statements of income and comprehensive income, shareholders’ equity and cash flows for the years ended December 31, 2010 and 2009. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

______________________________________________

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants,
Hong Kong
April 12, 2011 except as to what is mentioned in note 2 (b) which is as of April 14, 2012.

YONGDING SHANGZHAI COAL MINE CO., LTD
BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Notes	December 31,	December 31,
		2010	2009
ASSETS		$	$
Current assets
Cash		526,564	395,733
Other receivables	3	232,802	384,988
Prepaid expenses	4	2,065,542	-
Total current assets		2,824,908	780,721

Non-current assets
Property, Plant and Equipment, net	5	16,605,741	12,656,873
Intangible asset, net	6	358,742	412,182
Total non-current assets		16,964,483	13,069,055
TOTAL ASSETS		19,789,391	13,849,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Other payables and accrued liabilities	7	1,767,974	1,917,226
Due to a director	8	-	1,468,908
Total current liabilities		1,767,974	3,386,134

Non-current liabilities
Asset retirement obligation	10	309,357	272,770
Long-term borrowings	9	11,495,312	7,532,538
Total non-current liabilities		11,804,669	7,805,308
TOTAL LIABILITIES		13,572,643	11,191,442

STOCKHOLDER’S EQUITY
Paid-in capital		123,913	123,913
Reserves		71,725	71,725
Retained earnings		5,872,186	2,449,364
Effect of foreign currency translation		148,924	13,332
TOTAL STOCKHOLDER’S EQUITY		6,216,748	2,658,334
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		19,789,391	13,849,776

See accompanying notes to the financial statement

YONGDING SHANGZHAI COAL MINE CO., LTD
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

		Years ended	Years ended
	Notes	December 31,	December 31,
		2010	2009
			$
Sales		13,666,807	15,483,419
Less: Sales Tax		49,037	73,670
Net sales		13,617,770	15,409,749
Cost of sales		(6,702,426)	(9,171,294)
Gross profit		6,915,344	6,238,455
Selling expenses		(570)	(1,746)
Administrative expenses		(1,625,159)	(1,074,218)
Depreciation and amortization		(240,944)	(137,354)
Profit from operations		5,048,671	5,025,137
Other non-operating expenses		(343,427)	(2,679,816)
Other income		42,196	397,728
Interest expense		(1,196,796)	(475,604)
Income before tax		3,550,644	2,267,445
Income tax	11	(127,822)	(192,031)
Net income		3,422,822	2,075,414
Other comprehensive income
- Effects of foreign currency conversion		135,592	1,519
Comprehensive income		3,558,414	2,076,933

See accompanying notes to the financial statements

YONGDING SHANGZHAI COAL MINE CO., LTD
STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

				Accumulated
				other
	Paid-in		Retained	comprehensive
	capital	Reserve	earnings	income	Total
	$	$	$	$	$

Balance at December 31, 2008	123,913	42,063	403,612	11,813	581,401
Net income for the year	-	-	2,075,414	-	2,075,414
Appropriation to statutory reserves	-	29,662	(29,662)	-	-
Foreign currency translation adjustment	-	-	-	1,519	1,519

Balance at December, 2009	123,913	71,725	2,449,364	13,332	2,658,334

Net income for the year	-	-	3,422,822	-	3,422,822
Foreign currency translation adjustment	-	-	-	135,592	135,592

Balance at December, 2010	123,913	71,725	5,872,186	148,924	6,216,748

See accompanying notes to the financial statements

YONGDING SHANGZHAI COAL MINE CO., LTD
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

	Year ended	Year ended
	December,	December
	2010	31, 2009
	$	$
Cash Flows from Operating Activities
Net income	3,422,822	2,075,414
Provided by operating activities:
Depreciation and amortization	1,031,248	947,885
loss on retirement of fixed assets	315,725	2,673,302
Changes in assets and liabilities:
Other receivables	161,625	(237,168)
Prepaid expenses	(2,033,985)	-
Other payables and accrued liabilities	(443,453)	136,235

Net cash provided by operating activities	2,453,982	5,595,668

Cash Flows from Investing Activities
Purchase of property and equipment	(4,517,961)	(1,119,195)
Proceeds from disposal of property and equipment	-	102,805
Net cash used in investing activities	(4,517,961)	(1,016,390)

Cash flows from financing activities
Cash receipts from amounts borrowed	5,466,745	731,916
Cash repayments of amounts borrowed	(3,286,025)	(5,003,367)
Net cash provided by/(used in) financing activities	2,180,720	(4,271,451)

Effect of foreign currency translation on cash and cash equivalents	14,090	228

Net increase in cash and cash equivalents	130,831	308,055
Cash and cash equivalents at beginning of year	395,733	87,678

Cash and cash equivalents at end of year	526,564	395,733

Supplemental disclosure of cash flow information:
Cash paid for interests	1,685,515	519,513
Cash paid for income taxes	127,822	192,031

See accompanying notes to the financial statements

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

The Company was incorporated in the People's Republic of China ("PRC") on August 4, 2005 in Fujian province, with the principle business of coal mining and production.

As of November 1, 2010, Mr. Lin Chuanzheng, Mr. Lin Wensi and Mr. Shi Qingdong, the shareholders of the Company have signed the share capital transfer agreement with Dragon International Resources Group Co, Limited (“Dragon International”), a company registered in Hong Kong, for the total equity interest transfer by 50%, 25% and 25%. As of December 20, 2010, the Company obtained the approval from the local authority for the Company to be purchased by Dragon International and transform from a PRC registered company to a Wholly Foreign Owned Enterprise with the same aggregate investment, registered capital and paid-in capital of RMB1 million (the “Acquisition”). The Acquisition was completed on February 21, 2011 as disclosed in Note 14 Subsequent Event.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Method of Accounting

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

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b) Basis of Presentation (continued)

Based on the Company’s board resolution dated on February 20, 2012, the following accounting policies have been changed. i) Borrowing costs Borrowing costs for a qualifying asset of the Company which were expensed over the prior periods has been changed to have been capitalized and included in the mine development costs.

ii) Asset retirement obligation

Asset retirement obligation of the Company that was expensed over the prior periods has been changed to have been capitalized and included as part of mine development cost while the related obligation has been discounted and recorded its net present value.

iii) Reserves

The Board also resolved that the Company accrued 0% of the staff welfare reserve.

iv) Reclassification and amendments

Certain reclassification was made to reflect proper financial presentation.

The Company has amended disclosures of Property, Plant and Equipment as in Note 5.

The Company has amended disclosures of Other payables and accrued liabilities as in Note 7.

The Company has provided additional disclosures regarding asset retirement obligation as in Note 2 (i) and Note 10.

As a result of the above mentioned changes in accounting policies, the Company has also amended disclosures of Administrative expenses ,Depreciation and amortization, Interest expenses, Effects of foreign currency conversion as in Statement of income and comprehensive income and disclosures in Statement of Shareholders’ Equity.

(c) Economic and Political Risks

The Company's operations are conducted in the PRC. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d) Use of Estimates

In preparing of the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and machinery. Actual results could differ from those estimates.

(e) Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and amounts due from a related party. The Company places its cash with financial institutions with high-credit ratings and quality. In addition, the Company conducts periodic reviews of the related party financial conditions and payment practices.

During the year ended December 31, 2010, five customers represented 17.0%, 14.0%, 11.0%, 12.0% and 8.0% of the total revenue, respectively. During the year ended December 31, 2009, five customers represented 15.4%, 15.3%, 15.2%, 15.1% and 15.0% of the total revenue, respectively. The Company’s revenue is generated from buyers in mainland China.

(f) Cash and Cash Equivalents

The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g) Property, plant and equipment

Property, plant and equipment, are stated at cost less depreciation and amortization and accumulated impairment loss. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized.

Depreciation of property, plant and equipment is calculated to written off the cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

Leasehold improvements and buildings	20 years
Mining property	6.5 years
Machinery	10 years
Motor vehicles	5 years
Office equipment	5 years

(h) Intangible asset

Intangible asset represents the coal mining right and is recorded at cost less accumulated amortization. Amortization is provided over the term of the right agreements on a straight-line basis with the estimated useful lives of 10 years.

i) Asset Retirement Obligation

Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company's operations. The Company's asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage and perform other related functions at underground mines. The Company records these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company annually reviews its estimated future cash flows for its asset retirement obligations.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Foreign Currency Translation

The Company maintains its financial statements in the functional currency. The functional currency of the Company is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

	2010.12.31	2009.12.31

Year end US$ : RMB exchange rate	6.6227	6.8282
Average periodic US$ : RMB exchange rate	6.7255	6.8314

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k) Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 480). Coal sales revenues represent sales to individual customers who sold the coal to coal processing companies, power stations and steel factories. Sales revenue is recognized when a formal arrangement exists, which is generally represented by a contract between the Company and the buyer; the price is fixed or determinable; title has passed to the buyer, which generally is at the time of delivery; no other significant obligations of the Company exist and collectability is reasonably assured.

(l) Cost of Revenue

Cost of revenue consists primarily of labour cost, governmental charges of coal excavation and related expenses which are directly attributable to coal excavation.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)Statutory Reserves

Pursuant to the applicable laws in PRC, PRC entities are required to make appropriations to three non-distributable reserve funds, the statutory surplus reserve, statutory public welfare fund, and discretionary surplus reserve, based on after-tax net earnings as determined in accordance with the PRC GAAP, after offsetting any prior years’ losses. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of the entity's registered capital.

The Company allocated 50% of the registered capital by $73,191 from after-tax net earnings to statutory surplus reserve for the year ended December 31, 2009.There was no statutory surplus reserve provided for the year ended December 2010.

(n) Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” codified in FASB ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(o) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current components of other comprehensive income are the foreign currency translation adjustment.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p) Recent Accounting Pronouncements

In April 2009, the FASB issued FSP 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of the provisions of FSP 157-4 is not anticipated to materially impact on the Company’s results of operations or the fair values of its assets and liabilities.

In May 2009, the FASB issued FSP SFAS 165 “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the interim and annual periods ending after June 15, 2009, which is now codified as FASB ASC 855 “Subsequent Events”. The adoption of FASB ASC 855 did not have a material impact on the Company’s financial position, results of operations and cash flows. Effective February 24, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”, which removes the requirement to disclose the date through which subsequent events have been evaluated. The adoption of the ASU did not have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162”, which supersedes all existing non-SEC accounting and reporting standards. The codification does not change GAAP but rather organizes it into a new hierarchy with two levels: authoritative and non-authoritative. All authoritative GAAP carries equal weight and is organized in a topical structure. The adoption of SFAS 168 did not have a material impact on the Company’s financial position, results of operations and cash flows.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p) Recent Accounting Pronouncements (Continued)

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The amendments of ASC 820 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2009, the FASB issued ASU No. 2009-06, “Income Taxes (Topic 740)—Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, and it provides implementation guidance on accounting for uncertainty in income taxes effective for interim and annual reporting period ending on or after September 15, 2009. The adoption of ASU No. 2009-06 did not have any impact on the Company's financial position, results of operations and cash flows.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p) Recent Accounting Pronouncements (Continued)

In October 2009, the FASB issued ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. While the Company does not believe this Update will have a material impact, it is currently evaluating the impact of this update on the Company's financial statements.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p) Recent Accounting Pronouncements (Continued)

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that required new disclosures for 2 situations. i) A report entity should disclose separately the amount of significant transfer in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. ii) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuance, and settlements. None of the new pronouncements has current application to the Company.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This Update provides amendments to i)An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued. ii)The glossary of Topic 855 is amended to include the definition of SEC filer. iii)An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. iv)The glossary of Topic 855 is amended to remove the definition of public entity. v)The scope of the reissuance disclosure requirements is refined to include revised financial statements only. None of the new pronouncements has current application to the Company.

In May 2010, the FASB issued ASU No. 2010-19 “ Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (SEC Update)”. The purpose of this Update is to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (EITF) by the SEC Observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. None of the new pronouncements has current application to the Company.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

3. OTHER RECEIVABLES

Other receivables mainly consist of loans to third parties, which are interest free, unsecured and repayable on demand.

4. PREPAID EXPENSES

Prepaid expenses mainly consist of construction fee advance to third-party contractors, which will be transferred to construction in progress once the material arrived or expenses occurred.

5. PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant and equipment:

	December 31, 2010	December 31, 2009
	$	$
Cost
Leasehold improvements and buildings	11,778,713	9,057,891
Mining property	456,140	442,412
Machineries	4,404,915	4,020,200
Motor vehicles	184,055	95,110
Office equipments	37,387	3,907
Construction in progress	1,668,129	-
Total	18,529,339	13,619,520

Accumulated depreciation	(1,923,598)	(962,647)

Property, plant and equipment, net	16,605,741	12,656,873

Depreciation expenses for the years ended December 31, 2010 and 2009 were $1,031,248 and $947,885, respectively.

The Company incurred costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage and perform other related functions at underground mines. These costs would bring a probable future benefit to the Company and the Company can obtain the benefit and control others’ access to it. The costs are capitalized and recorded at fair value while at the same time asset obligation was recorded. The associated long-lived assets were amortized at a useful life of 78 months.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

5. PROPERTY, PLANT AND EQUIPMENT (Continued)

Borrowing costs are capitalised as part of the cost of a qualifying asset if they are directly attributable to the acquisition, construction or production of that asset.

The company has incurred borrowing costs as part of the costs of the property, plant and equipment and the Company capitalized a cost of RMB 8,450,159 (approximately USD 1,275,939) and was amortized or depreciated at a useful life of the asset to which the cost was attributable.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

6. INTANGIBLE ASSET

The following is a summary of intangible asset:

	December 31, 2010	December 31, 2009
	$	$
Cost
Coal mining right	662,298	642,365
Accumulated Amortization	(303,556)	(230,183)

Intangible asset, net	358,742	412,182

On April 6, 2006, the Company applied to the Fujian Ministry of Land and Resources PRC (“Ministry of LR”), for the underground coal mining right in Shangzhai Village, Yongding Town, Fujian Province, southwestern of China, covering an area of around 5,741.3 square metres. The mine is accessible by both railway and public roads. At the end of 2006, total remained coal resources were estimated by the Huaxia Institute to be 5.535 million tons within the valid mining permit and the remained mineable coal reserve was estimated to be 3.098 million tons. At the end of 2009, total remaining coal reserve was estimated by Wardrop Engineering Inc. to be 1.354 million tons, including proven reserve 416K tons and Probable reserve 938K tons with 15-year mine life. The existing mining licence area is estimated to contain about 621K tons of measured resources, 1.4 million tonnes of indicated resource and 1.6 million tons of inferred resources. The proposed expansion licence area is estimated to contain about 3.1 million tons of measured resources, 9.3 million tons of indicated resources and 32.5 million tons of inferred resources.

As of December 28, 2006, the governmental reply from Fujian Economic and Trade Committee stated the retain reserve of the mine is 6.32 million tons and the legally producible reserve for the Company is 3.59 million tons, with the annual capacity of 90K tons for 26.6 years. As of December 15, 2010, the annual capacity had been approved to increase to 300K tons by Yongding Coal Industry Ministry.

The total consideration for the coal mining right is RMB4.39 million by installment for the available period from April, 2006 to April 2016. The Company can apply for the extension on coal mining right 30 days before the maturity. The price is determined by the local mining bureau from which the Company acquired its mining rights, based in part on market price set by the Ministry of LR. As of December 31, 2010 and 2009, the balances of coal mining right payable for the Company were $422,788 and $410,064. See additional discussion in Note 7, “OTHER PAYABLES”. The Company has obtained the Safe Production Certificate from November 10, 2008 to December 14, 2011 and Coal Production Certificate from December 18, 2008 to December 1, 2031.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

6. INTANGIBLE ASSET(Continued)

Amortization expense was approximately $65,219 and $64,207 for the years ended December 31, 2010 and 2009, respectively.

7. OTHER PAYABLES

The following is a summary of other payables and accrued liabilities:

	December 31, 2010	December 31, 2009
	$	$
Interest payable	564,307	794,072
Coal mining right payable	422,788	243,379
Environmental protection and Safety payable	98,134	313,396
Staff costs / wage payable	392,647	82,335
Construction fee payable	119,749	390,908
Accrued audit and consultant fee	107,649	86,886
Other payable	62,700	6,250
	1,767,974	1,917,226

As of December 27, 2010, the Company applied for the postponed payment of the coal mining right within the available period. As of January 12, 2011, the Company had received the approved certificate from the Fujian Ministry of LR.

8. DUE TO A DIRECTOR

The amount due to a director was mainly obtained from Mr. Shi Qingdong by RMB23,560,000 from September 2007 to July 1, 2010. The loan is interest free, unsecured and repayable on demand.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

9. LONG-TERM BORROWINGS

The following is a summary of Long-term borrowings:

	December 31,	December 31,
	2010	2009
	$	$
Loans from personal bearing interest at 1.5% per month, unsecured		2,562,901
Loans from personal bearing interest at 2.5% per month, unsecured	7,851,783	-
Loans from personal with no interest, unsecured	3,643,529	4,969,637
	11,495,312	7,532,538

Less: Current portion	-	-
Long-term borrowings	11,495,312	7,532,538

The unsecured long-term borrowings were obtained from Mr. Chen Yongle and Lin Longwen, a third party to the Company. Accordance to a supplementary agreement entered with the Mr. Chen Yongle, he will consider converting his loans into shares of the Company at a condition to be renegotiated after the Company obtained approval for listing in the US capital market and also approval from the new investors, if any.

10. ASSET RETIREMENT OBLIGATION

As at Dec 31,2010 and 2009, asset retirement obligation are as follows:

	December 31, 2010	December 31, 2009
	$	$
Asset retirement obligation	309,357	272,770

11. INCOME TAX

According to the local tax law in Yongding Town, Fujian Province, PRC, the income tax of coal industry is calculated by weight of exploitation, claiming $0.8(RMB5.5) per ton since March 31, 2008.

12. RELATED PARTY TRANSACTIONS

Apart from the transactions and balances disclosed elsewhere in the financial statements, the Company had no material transactions with its related parties during the periods presented.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

13. SEGMENT INFORMATION

No segment information is disclosed as the Company is engaged in the sales of coal. The nature of the products, the type of their customers and their distribution methods are substantially similar. The Company operates in a single segment in the PRC. SFAS 131, codified in FASB ASC Topic 280, has no effect on the Company’s financial statements as substantially all of its operations are conducted in one industry segment -coal mining.

14. ENVIRONMENTAL CONCERN

The Company obtained the eight commercial seams, numbered 3, 5, 7, 9, 23, 24, 28 and 28#, located in the coal mine zone in Shangzhai village, Fujian Province with no water on the earth’s surface and the residential area is far from the coal mine zone. As of November 25, 2009, the Ministry of LR signed the environmental recovery agreement with the Company for the management of environmental recovery of the coal mine in time, with the deposit by RMB3.86 million. As of the years ended December 31, 2010 and 2009, the amounts of environmental protection fee for the Company were $128,926 and $168,085.

15. SUBSEQUENT EVENT

Upon the acquisition capital received from Dragon International in acquiring the equity interest of the Company as of February 21, 2011, the Company has became a wholly-owned foreign investment subsidiary of Dragon International.

16.RESTATEMENT FOR YEAR ENDED DECEMBER 31, 2010 and 2009

The Company has restated its financial statements as at and for the year ended December 31, 2009 as follows:

a)	Borrowing costs

Borrowing costs for qualifying assets of the Company were incorrectly expensed over the prior periods when it should have been capitalized and included in the mine development costs.

The impact of the amounts restated for the above noted errors was to increase the property, equipment and mine development costs by $926,598 (equivalent to RMB6,326,997), increase depreciation and amortisation expenses by $45,538 (equivalent to RMB311,089) and decrease interest expenses by $39,896 (equivalent to RMB272,418).

b)	Asset retirement obligation

Asset retirement obligation of the Company was incorrectly calculated and expensed over the prior periods when the related asset retirement obligation amounts should have been capitalized and included as part of mine development cost while the related obligation should have been discounted and recorded its net present value.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

16 . RESTATEMENT FOR YEAR ENDED DECEMBER 31, 2010 and 2009 (Continued)

The impact of the amounts restated for the above noted errors was to increase the property, equipment and mine development costs by $431,069 (equivalent to RMB2,943,423), decrease accounts payable and accrued liabilities by $166,685 (equivalent to RMB1,138,158), increase asset retirement obligation by $272,770 (equivalent to RMB1,862,527), decrease general and administrative expenses by $168,085 (equivalent to RMB1,148,256) and increase interest expenses by $11,357 (equivalent to RMB77,458).

c)	Employee welfare and benefit

Employee welfare and benefit payable of the Company was over accrued over the prior periods when the related employee welfare and benefit should have been accounted for it upon the related expenses are incurred.

The impact of the amounts restated for the above noted errors was to decrease accounts payable and accrued liabilities by $62,986 (equivalent to RMB430,279) and decrease general and administrative expenses by $62,986 (equivalent to RMB430,279).

The impact of the amounts restated for the above noted also decrease the reserve by $1,466, increase the accumulated other comprehensive income by $49,632 and increase the retained earnings by $1,266,402

The following tables summarized the restatements for the year ended December 31, 2009:

	Previously
Balance sheet	reported	Adjustment	Restated
	$	$	$
Cash and cash equivalents	395,733	-	395,733
Receivables	384,988	-	384,988
Prepaid expenses and deposits	-	-	-
Current assets	780,721	-	780,721
Prepaid expenses and deposits – non-current	-	-	-
Property, equipment and mine development costs	11,299,206	1,357,667	12,656,873
Intangible assets, net	412,182	-	412,182

Total assets	12,492,109	1,357,667	13,849,776

Accounts payable and accrued liabilities	2,146,897	(229,671)	1,917,226

Amounts due to a related party	1,468,908	-	1,468,908

Current liabilities	3,615,805	(229,671)	3,386,134
Asset retirement obligation – long term	-	272,770	272,770
Term loan	7,532,538	-	7,532,538

Total liabilities	11,148,343	43,099	11,191,442

Paid-in capital	123,913	-	123,913
Reserve	73,191	(1,466)	71,725
Retained earnings	1,182,962	1,266,402	2,449,364
Accumulated other comprehensive income	(36,300)	49,632	13,332

Total stockholders’ equity	1,343,766	1,314,568	2,658,334

Total liabilities and stockholders’ equity	12,492,109	1,357,667	13,849,776

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

16 . RESTATEMENT FOR YEAR ENDED DECEMBER 31, 2010 and 2009 (Continued)

Statement of income and comprehensive income	Previously
cccomprehensiveincome	reported	Adjustment	Restated
	$	$	$
Revenue	15,409,749	-	15,409,749
Cost of revenue	(9,171,294)	-	(9,171,294)
Gross profit	6,238,455	-	6,238,455
Selling expenses	(1,746)	-	(1,746)
General and administrative expenses	(1,305,289)	231,071	(1,074,218)
Depreciation and amortization	(91,816)	(45,538)	(137,354)
Profit from operations	4,839,604	185,533	5,025,137
Interest expenses	(504,143)	28,539	(475,604)
Other expenses	(2,679,816)	-	(2,679,816)
Other income	397,727	1	397,728
Income before tax	2,053,372	214,073	2,267,445
Income tax	(192,031)	-	(192,031)
Net income	1,861,341	214,073	2,075,414
Currency translation adjustment	418	1,101	1,519
Comprehensive income	1,861,759	215,174	2,076,933

The Company has restated its financial statements as at and for the year ended December 31, 2010 as follows:

a)	Borrowing costs

Borrowing costs for qualifying assets of the Company were incorrectly expensed over the prior periods when it should have been capitalized and included in the mine development costs. The impact of the amounts restated for the above noted errors was to increase the property, equipment and mine development costs by $1,175,186 (equivalent to RMB7,782,905), increase depreciation and amortisation expenses by $50,952 (equivalent to RMB330,333) and decrease interest expenses by $265,594 (equivalent to RMB1,786,241).

b)	Asset retirement obligation

Asset retirement obligation of the Company was incorrectly calculated and expensed over the prior periods when the related asset retirement obligation amounts should have been capitalized and included as part of mine development cost while the related obligation should have been discounted and recorded its net present value.

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

16 . RESTATEMENT FOR YEAR ENDED DECEMBER 31, 2010 and 2009 (Continued)

The impact of the amounts restated for the above noted errors was to increase the property, equipment and mine development costs by $374,269 (equivalent to RMB2,478,672), decrease accounts payable and accrued liabilities by $300,783 (equivalent to RMB1,991,994), increase asset retirement obligation by $309,357 (equivalent to RMB2,048,780), increase depreciation and amortisation expenses by $69,103 (equivalent to RMB464,751), decrease general and administrative expenses by $126,956 (equivalent to RMB853,836) and increase interest expenses by $27,693(equivalent to RMB186,253).

c)	Employee welfare and benefit

Employee welfare and benefit payable of the Company was over accrued over the prior periods when the related employee welfare and benefit should have been accounted for it upon the related expenses are incurred.

The impact of the amounts restated for the above noted errors was to decrease accounts payable and accrued liabilities by $221,795 (equivalent to RMB1,068,064) and decrease general and administrative expenses by $160,643 (equivalent to RMB1,068,064).

The impact of the amounts restated for the above noted also decrease the reserve by $1,466, increase the accumulated other comprehensive income by $92,295 and increase the retained earnings by $1,671,847

The following tables summarized the restatements for the year ended December 31, 2010:

	Previously
Balance sheet	reported	Adjustment	Restated
	$	$	$
Cash and cash equivalents	526,564	-	526,564
Receivables	232,802	-	232,802
Prepaid expenses and deposits	2,065,542	-	2,065,542
Current assets	2,824,908	-	2.824,908

Property, equipment and mine development costs	15,056,286	1,549,455	16,605,741
Intangible assets, net	358,742	-	358,742

Total assets	18,239,936	1,549,455	19,789,391

Accounts payable and accrued liabilities	2,290,552	(522,578)	1,767,974

Current liabilities	2,290,552	(522,578)	1,767,974
Asset retirement obligation – long term	-	309,357	309,357
Term loan	11,495,312	-	11,495,312

Total liabilities	13,785,864	(213,221)	13,572,643
Paid-in capital	123,913	-	123,913
Reserve	73,191	(1,466)	71,725
Retained earnings	4,200,339	1,671,847	5,872,186
Accumulated other comprehensive income	56,629	92,295	148,924
Total stockholders’ equity	4,454,072	1,762,676	6,216,748
Total liabilities and stockholders’ equity	18,239,936	1,549,455	19,789,391

YONGDING SHANGZHAI COAL MINE LTD
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US Dollars)

16. RESTATEMENT FOR YEAR ENDED DECEMBER 31, 2010 and 2009 (Continued)

Statement of income and comprehensive income	Previously
cccomprehensiveincome	reported	Adjustment	Restated
	$	$	$
Revenue	13,617,770	-	13,617,770
Cost of revenue	(6,702,426)	-	(6,702,426)
Gross profit	6,915,344	-	6,915,344
Selling expenses	(570)	-	(570)
General and administrative expenses	(1,912,758)	287,599	(1,625,159)
Depreciation and amortization	(120,889)	(120,055)	(240,944)
Profit from operations	4,881,127	167,544	5,048,671
Interest expenses	(1,434,697)	237,901	(1,196,796)
Other expenses	(343,427)	-	(343,427)
Other income	42,196	-	42,196
Income before tax	3,145,199	405,445	3,550,644
Income tax	(127,822)	-	(127,822)
Net income	3,017,377	405,445	3,422,822
Currency translation adjustment	92,929	42,663	135,592
Comprehensive income	3,110,306	448,108	3,558,414

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On December 29, 2011, the Board of Directors of our company dismissed by mutual agreement, Stan J.H. Lee, CPA (“Lee”), as its principal independent accountant. On December 29, 2011, we engaged MNP LLP, Chartered Accountants as our principal independent accountant. The audit committee of our company approved the dismissal of Lee and the engagement of MNP LLP as its independent auditor.

Lee’s report on our company’s financial statements for the fiscal years ended March 31, 2011 and March 31, 2010 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our company’s financial statements contained an explanatory paragraph for the fiscal years ended March 31, 2011 and March 31, 2010 in respect to the substantial doubt about its ability to continue as a going concern.

During our company’s fiscal years ended March 31, 2011 and March 31, 2010 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Lee on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of Lee, would have caused Lee to make reference to the subject matter of the disagreement(s) in connection with its report.

During our company’s fiscal years ended March 31, 2011 and March 31, 2010 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided Lee with a copy of our Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made in this Current Report on Form 8-K, and if not, stating the respects with which it does not agree. A copy of the letter provided from Lee is filed as an exhibit to our Current Report on Form 8-K filed on January 3, 2012.

During our company’s fiscal years ended March 31, 2011 and March 31, 2010 and in the subsequent interim period through the date of appointment of MNP LLP on December 29, 2011, we have not consulted with MNP LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has MNP LLP provided to our company a written report or oral advice that MNP LLP concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, our company has not consulted with MNP LLP regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011 due to material weaknesses in our internal control over financial reporting as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Longwen Lin	Chairperson, President, Chief Executive Officer and Director	50	May 11, 2011
Peifeng Huang	Director	33	May 11, 2011
Thomas Tze Khern Yeo	Chief Financial Officer and Corporate Secretary	38	May 11, 2011

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

Peifeng Huang

Mr Huang has served as a production manager of Tong Duan Ping Coal Mine in Fujian Province from 1997 to 2005 and has served as coal mine production manager of Fujian Huilong since 2006. Mr. Huang graduated from Fujian Coal University with a degree in coal mining.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2011; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2011 and 2010 are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Longwen Lin Chairperson, President & Director[1]	2011 2010	45,282 NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	45,282 NIL
Thomas Tze Khern Yeo CFO & Secretary [2]	2011 2010	37,735 NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	37,735 NIL

Xin Li Former CEO & Director [3]	2011 2010	37,691 NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	37,691 NIL
Stuart Wooldridge former Secretary & Director [4]	2011 2010	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL

1 Mr. Lin was appointed an officer and director on May 11, 2011.
2 Mr. Yeo was appointed as an officer on May 11, 2011.
3 Mr. Li was appointed as CEO and executive director on May 11, 2011 but resigned from all positions on March 1, 2012.
4 Mr. Wooldridge resigned as a director and officer on May 11, 2011.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2011.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Longwen Lin	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Thomas Tze Khern Yeo	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Xin Li (Resigned as CEO and Executive Director on March 1, 2012)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Compensation of Directors

The table below shows the compensation of our directors who are not our named executive officers for our fiscal year ended December 31, 2011:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peifeng Huang (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1 Mr. Huang was appointed a director on May 11, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 13, 2012 certain information with respect to the beneficial ownership of our common shares by each stockholder known by us to be the beneficial owner of more than 5% of our common shares, by each of our directors, our named executive officers, and executive officers, and by our directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Longwen Lin Jinhuai Middle Street, Hong Hua Yuan Block 1 Unit 907 Fengze District, Quanzhou City, Fujian Province PRC China 362300	Common Shares	198,469,800	Direct	53.10%
Chuanzheng Lin #301 – 94 Minzhu Street, Nanan City, Fujian Province PRC China	Common Shares	64,384,566	Indirect(2)	17.22%
Zhifu Lin #301 – 94 Minzhu Street, Nanan City, Fujian Province PRC China	Common Shares	64,384,566	Indirect(2)	17.22%
Thomas Tze Khern Yeo Blk 215, Pasir Ris Street 21, #05-270 Singapore 510215	Common Shares	2,205,220	Direct	0.59%
Peifeng Huang Jinhuai Middle Street, Hong Hua Yuan Block 1 Unit 907 Fengze District, Quanzhou City, Fujian Province PRC China 362300	Common Shares	Nil	N/A	Nil
Directors and Executive Officers as a Group (4 persons)	Common Shares	329,444,152		88.14%

1 Percentage of ownership is based on 373,793,578 shares of our common shares issued and outstanding as of April 13, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common shares subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 These shares are currently registered under Dragon International, which has agreed to and is in the process of transfer these shares to these two respective holders.

Change in Control

There are no provisions in our articles that would delay, defer or prevent a change in control of our company and that would operate only with respect to an extraordinary corporate transaction involving our company or subsidiary, such as merger, reorganization, tender offer, sale or transfer of substantially all of our assets, or liquidation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On January 1, 2010 we entered into a service agreement with Xin Li, a former CEO and executive director. Pursuant to this agreement, we agreed to accrue $984 (CDN$1,000) monthly as director fee. On March 31, 2010, Mr. Li agreed to convert the accrued director fee of $2,952 for the period from January 1 to March 31, 2010 and the accrued director fee of $12,403 for the period from July 1 to September 30, 2009 owed by us to shareholder’s loan.

During the year ended March 31, 2010 and the three month period ended June 30, 2010, SGB C&C Investment Ltd. loaned us $181,905 (CDN$193,661) for expenses and management fee to be incurred by us. The amount is non-interest bearing, unsecured, and due on demand.

On May 11, 2011, we acquired Dragon International Resources Group Co., Limited pursuant to a share exchange agreement dated April 12, 2011 made by and between SGB International Holdings Inc., Dragon International, the shareholders of Dragon International, and Fujian Huilong Coal Mine Co., Ltd. Pursuant to the terms of the share exchange agreement, we acquired all of the outstanding capital stock and ownership interests of Dragon International from its shareholders in exchange for an aggregate of 220,522,000 common shares of our company. Longwen Lin, who became our President and director in connection with this transaction received 198,469,800 common shares of our company, while Thomas Tze Khern Yeon, who became our Chief Financial Officer and Corporate Secretary in connection with this transaction received 2,205,220 common shares of our company.

Director Independence

We currently act with two directors consisting of Longwen Lin and Peifeng Huang. Our common shares are quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, only Peifeng Huang is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for the year ended December 31, 2011 for professional services rendered by MNP LLP, and for the year ended March 31, 2011 for professional services rendered by Stan Jeong-Ha Lee, our independent registered public accounting firm since July 31, 2009.

	Year Ended	Year Ended
	December 31,	March 31,
	2011	2011
Audit Fees	$95,000	$12,000
Tax Fees	0	0
All Other Fees	0	0
Total	$95,000	$12,000

Pre-Approval Policies and Procedures

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by MNP LLP or Stan Jeong-Ha Lee and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1

Share Exchange Agreement dated April 12, 2011 with Dragon International Resources Group. Co., Limited, its shareholders, and Fujian Huilong Coal Mine Co., Ltd. (incorporated by reference to an exhibit attached to our current report on Form 8-K filed on April 29, 2011)

3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
3.01	Notice of Alteration filed with the Ministry of Finance, BC Registry Services effective March 3, 2009 (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 5, 2009)
3.02	Amended and Restated Articles of Incorporation of SGB International Holdings Inc. (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 5, 2009)
3.03	Certificate evidencing subsidiary name change with English translation (incorporated by reference to an exhibit to our current report on Form 8-K filed on January 13, 2012)
10.1

Loan agreements between Fujian Huilong Coal Mine Co., Ltd. (formerly Yongding County Shangzhai Coal Mine Co., Ltd.) and Mr. Longwen Lin (contract numbers 2010-07-23, 2010-12, 2011-03 and 2011- 03 Supplementary) (incorporated by reference to an exhibit to our amended current report on Form 8- K/A filed on January 6, 2012)

10.2

Loan agreements between Fujian Huilong Coal Mine Co., Ltd. (formerly Yongding County Shangzhai Coal Mine Co., Ltd.) and Mr. Yongle Chen (contract numbers 2010-07-14, 2010-07) (incorporated by reference to an exhibit to our amended current report on Form 8-K/A filed on January 6, 2012)

Exhibit Number	Description
16.1	Letter from Manning Elliott LLP dated July 31, 2009 (incorporated by reference to an exhibit attached to our current report on Form 8-K filed on August 8, 2009)
16.2	Letter from Stan J.H. Lee CPA dated December 29, 2011 (incorporated by reference to an exhibit attached to our current report on Form 8-K filed on January 4, 2012)
21.1	Dragon International Resources Group Co., Limited (Hong Kong) 100% wholly owned
21.2	Fujian Huilong Coal Mine Co., Ltd. (formerly Yongding County Shangzhai Coal Mine Co., Ltd.) (People’s Republic of China) 100% wholly owned by Dragon International
31.1*	Certification of the CEO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of the CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Conflict of Interest Policy (incorporated by reference to an exhibit to our amended current report on Form 8-K/A filed on January 6, 2012)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGB INTERNATIONAL HOLDINGS INC.

By: /s/ Longwen Lin
Longwen Lin
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 16, 2012

By: /s/ Thomas Tze Khern Yeo
Thomas Tze Khern Yeo
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By: /s/ Longwen Lin
Longwen Lin
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 16, 2012

By: /s/ Thomas Tze Khern Yeo
Thomas Tze Khern Yeo
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: April 16, 2012

By: Peifeng Huang
Peifeng Huang
Director
Date: April 16, 2012