Form 10-Q
period 2012-03-31
SGB International Holdings Inc.
filed 2012-05-15
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
Yes [   ]     No [   ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
373,793,578 shares of common stock as of May 14, 2012.

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2012

(STATED IN US DOLLARS)
(UNAUDITED)

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2012 AND DECEMBER 31, 2011
(STATED IN US DOLLARS)
(UNAUDITED)
		March 31,	December 31,
		2012	2011
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	3	381,011	614,445
Receivables	4	73,509	97,931
Prepaid expenses and deposits	5	17,933	28,670

Total Current Assets		472,453	741,046

Non-current Assets
Prepaid expenses and deposits	5	614,538	507,863
Property, equipment and mine development costs	6	21,163,354	20,735,551
Intangible assets	7	351,760	354,166

Total Non-current Assets		22,129,652	21,597,580

Total Assets		22,602,105	22,338,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued liabilities	8	1,292,563	1,410,772
Asset retirement obligation	9	171,974	171,404
Amounts due to a related party	10	3,179,569	3,019,409
Term loan – current	11	50,050	49,020

Total Current Liabilities		4,694,156	4,650,605

Non-current Liabilities:
Asset retirement obligation	9	193,710	186,268
Term loan	11	9,999	9,794

Total Non-current Liabilities		203,709	196,062

Total Liabilities		4,897,865	4,846,667

Stockholders’ Equity
Common stocks	12	1,412,396	1,412,396
Stocks to be issued	12	7,726,148	7,726,148
Contributed surplus		139,745	100,000
Reserve		429,769	429,769
Retained earnings		7,324,369	7,208,617
Accumulated other comprehensive income		671,813	615,029
Total Stockholders’ Equity		17,704,240	17,491,959

Total Liabilities and Stockholders’ Equity		22,602,105	22,338,626

The accompanying notes are an integral part of these consolidated financial statements.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(STATED IN US DOLLARS)
(UNAUDITED)
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
	$	$
Revenue	2,431,626	1,936,093
Cost of revenue	(1,532,901)	(1,300,797)

Gross profit	898,725	635,296

Selling expenses	(96,872)	(128,059)
General and administrative	(560,396)	(284,400)
Depreciation and amortization	(40,853)	(40,607)

Total operating expenses	(698,121)	(453,066)

Net income from operations	200,604	182,230

Other items:
Interest expense	(42,652)	(581,876)
Other expense	(29,118)	(2,709)
Other income	5,290	196
	(66,480)	(584,389)

Income before income tax expense	134,124	(402,159)

Income tax expense	(18,372)	(15,515)

Net income	115,752	(417,674)

Foreign currency translation adjustment	56,784	87,985

Comprehensive income/(expense)	172,536	(329,689)

Earnings/(loss) Per Share (cents)
– Basic	0.05	(0.19)

– Diluted	0.03	(0.19)

Weighted Average Shares Outstanding –
Basic	245,024,446	220,522,000

Diluted	373,983,578	220,522,000

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)
(UNAUDITED)
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
Cash flows from operating activities	$	$

Net income (loss) for the period	115,752	(417,674)

Items not involving cash:
Depreciation & amortization	309,670	290,989
Loss on retirement of fixed assets	28,959	-
Imputed interest from a related party	39,745	-
Interest expense	6,811	-

Changes in non-cash working capital:
Receivable	24,883	-
Prepaid expenses and deposit	(94,065)	(246,526)
Accounts payable and accrued liabilities	(123,141)	138,421

Net cash provided by (used in) operating activities	308,614	(234,790)

Cash flows from investing activities
Purchase of property, equipment and mine development costs	(693,375)	(1,029,557)

Net cash (used in) investing activities	(693,375)	(1,029,557)

Cash flows from financing activities
Increase (decrease) of term loan	-	(152,523)
Amounts advanced from a related party	149,909	1,108,844

Net cash provided by financing activities	149,909	956,321
(Decrease) in cash and cash equivalents	(234,852)	(308,026)
Effect of exchange rate changes on cash	1,418	-
Cash and cash equivalents – beginning of period	614,445	526,564
Cash and cash equivalents – end of period	381,011	218,538

Supplemental disclosure of cash flow information:
Income tax	18,372	15,515
Interest expenses	42,652	581,876

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT MARCH 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

	Common shares						Accumulated	Total
			Stocks to	Contributed	Reserve	Retained	other	stockholders’
	Shares	Amount	be issued	surplus		earnings	comprehensive	equity
							income
		$	$	$	$	$	$	$
Balance at December 31, 2010	220,522,000	123,913	-	-	71,725	5,872,186	148,924	6,216,748

Recapitalization – Dragon	-	1,277,694	-	-	-	-	-	1,277,694
International
Recapitalization – SGB	24,502,446	10,789	-	-	-	-	-	10,789
Settlement of debt	-	-	7,726,148	-	-	-	-	7,726,148
Imputed interest from a related party	-	-	-	100,000	-	-	-	100,000
Net income for the year	-	-	-	-	-	1,694,475	-	1,694,475
Appropriation to reserve	-	-	-	-	358,044	(358,044)	-	-
Currency translation adjustments	-	-	-	-	-	-	466,105	466,105
Balance at December 31, 2011	245,024,446	1,412,396	7,726,148	100,000	429,769	7,208,617	615,029	17,491,959

Imputed interest from a related party	-	-	-	39,745	-	-	-	39,745
Net income for the period	-	-	-	-	-	115,752	-	115,752
Currency translation adjustments	-	-	-	-	-	-	56,784	56,784
Balance at March 31, 2012	245,024,446	1,412,396	7,726,148	139,745	429,769	7,324,369	671,813	17,704,240

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2012 and December 31, 2011, the Company had working capital deficiency of $4,221,703 and $3,909,559, respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) the major and controlling shareholder has undertaken that payment on the amounts due to him of $3,179,569 as at March 31, 2012 will only be made if the Company has surplus cash after paying for the operations and capital expenditure; (ii) stable client base and strong coal demands in Fujian Province ensure revenue can be continue to generate from the existing coal mine operation; and (iii) to raise equity financing as required; and (iv) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and preparation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and, with the exception of new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2011.

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

Costs for mineral properties and mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures but up to the Company’s allowable quotas set by the local government. Mine development costs include costs incurred for site preparation and development of the mines during the development stage.

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

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible asset

Intangible asset represents the coal mining right and is recorded at cost less accumulated amortization. Amortization is determined based on the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures but up to the Company’s allowable quotas set by the local government.

Recent accounting pronouncements adopted

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. On January 1, 2012, the Company adopted ASU 2011-04 and the adoption has no material impact on the Company’s financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. On January 1, 2012, the Company adopted ASU 2011-05 and the adoption did not have a material impact on the Company’s financial position or results of operations.

Recent accounting pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

3	CASH AND CASH EQUIVALENTS

	March 31,	December 31,
	2012	2011
	$	$

Cash denominated in Chinese RMB	325,238	576,842
Cash denominated in Canadian or Hong Kong Dollars	55,773	37,603

	381,011	614,445

As at March 31, 2011, the Company has cash and cash equivalents placed with banks or held by its subsidiary in the People’s Republic of China denominated in Chinese Renminbi (“RMB”) amounting to RMB 2,042,497 (December 31, 2011: RMB 3,634,627) where the remittance of funds to jurisdictions outside the PRC is subject to certain government rules and regulations on foreign currency controls. Under the People’s Republic of China’s Foreign Exchange Control Regulations and Administration of Settlement, Sale and Payment of Foreign Exchange Regulations, the Company is permitted to exchange RMB for foreign currencies but may require approval of governmental authorities or designated banks in the PRC.

4	RECEIVABLES

	March 31,	December 31,
	2012	2011
	$	$

Trades receivable (i)	61,822	49,853
Employee receivable (ii)	6,396	36,991
Tax receivable	2,359	8,156
Others	2,932	2,931

	73,509	97,931

Notes:

(i) The Company does not hold any collateral over these balances. The average age of these receivable are 30 days.

(ii) Unsecured, interest free and repayable on demand

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

5	PREPAID EXPENSES AND DEPOSITS

	March 31,	December 31,
	2012	2011
	$	$
Safety risk deposit (i)	159,236	158,707
Prepaid mining license fee (ii)	455,302	349,156
Prepaid rental fee	15,178	22,749
Other prepaid expense	2,755	5,921

Subtotal	632,471	536,533
Current portion	(17,933)	(28,670)

Non-current	614,538	507,863

Notes:

(i) On August 26, 2005, an one-off safety risk deposit equivalent to RMB 1.0 million was paid to the Yongding County Coal Development Company as a representative of the Yongding County Coal Industry Management Bureau according to the Yongding County Coal Mine Safety Risk Deposit Management Measures (effective as of July 1, 2005).

(ii) The prepayment (equivalent to RMB 2,859,300) (December 31, 2011 – equivalent to RMB 2,200,000) associated with issuance of our new mining permit on the new extended mining area obtained in May 2011. The exact total fees payable and payment terms for issuance of the new mining permit is expected to be known by the end of 2012 from the Fujian Provincial Department of Land and Resources Mining Development Management Bureau.

6	PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS

		Accumulated
	Cost	amortization	Net book value
	$	$	$
March 31, 2012
Mine development costs	19,197,108	2,394,722	16,802,386
Machineries	4,974,121	1,412,927	3,561,194
Motor vehicles	197,388	51,357	146,031
Office equipment	137,876	24,114	113,762
Construction in progress	539,981	-	539,981

Total	25,046,474	3,883,120	21,163,354

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

6	PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS (Continued)

		Accumulated
	Cost	amortization	Net book value
	$	$	$
December 31, 2011
Mine development costs	18,502,406	2,217,223	16,285,183
Machineries	4,905,739	1,288,852	3,616,887
Motor vehicles	120,584	49,134	71,450
Office equipment	131,524	17,601	113,923
Construction in progress	648,108	-	648,108

Total	24,308,361	3,572,810	20,735,551

During the three months ended March 31, 2012 and 2011, the Company charged amortization and depreciation expenses of $269,457 and $327,146 to the cost of revenue and $40,853 and $40,607 to the depreciation and amortization expenses, respectively.

7	INTANGIBLE ASSETS

The following is a summary of intangible asset:

	March 31,	December 31,
	2012	2011
	$	$
Cost	698,439	696,123
Accumulated amortization	346,679	341,957
Net carrying value	351,760	354,166

During the period ended March 31, 2012 and 2011, the Company charged amortization expenses of $4,722 and $ 5,486 to the cost of revenue.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

8	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	March 31,	December 31,
	2012	2011
	$	$
Advance from customers	24,873	-
Staff costs / wage payable	836,671	974,034
Accrued liabilities	97,247	359,172
Employee safety deposits	31,141	38,414
Other payable	302,631	39,152
	1,292,563	1,410,772
9	ASSET RETIREMENT OBLIGATION

The following is a summary of asset retirement obligation:

	March 31,	December
	2012	31, 2011
	$	$
Face value	430,386	428,959
Effective interest rate – 10%	(64,702)	(71,287)
Subtotal	365,684	357,672
Current portion	171,974	171,404
Asset retirement obligation – long term	193,710	186,268

The Asset Retirement Obligation is associated with the Ecological Environment Rehabilitation fee of about RMB3.86 million payable to the Fujian Provincial Land and Resources Bureau for operating the coal mine. As of December 27, 2010, a payment extension has been applied and approved till April 2015 for the full settlement of approximately RMB2.7 million. The Company is not required to pay any interest on the postponed payment for the Ecological Environment Rehabilitation fee. The Company accounted the remaining asset retirement obligation by applying the relative discounted rate of 10%. During the three months ended March 31, 2012 and 2011, the Company charged interest accretion expense of $6,811 and $7,790 respectively in connection with the asset retirement obligation.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

10	AMOUNTS DUE TO A RELATED PARTY

	March 31,		December 31,
	2012		2011
	$	$	$

Amounts due to a related party	3,179,569		3,019,409

The amounts are due to the Executive Chairman and Chief Executive Officer of the Company, Mr. Longwen Lin, which are unsecured, non-interest bearing and no specific terms of repayment. During the three months ended March 31, 2012, the Company recorded imputed interest on the amounts due to a related party at a market rate of 5% (estimated interest benefit contributed by the related party) for a total of $39,745 (three months ended March 31, 2011 - $nil). The corresponding interest has been recorded as contributed surplus.

Subsequent to March 31, 2012, an agreement was entered between the Company and Mr. Lin which commencing May 1, 2012, the loan advanced by Mr. Lin will be charging a 5% interest per annum until it is fully paid off.

11	TERM LOAN

The following is a summary of term loan:

	March	December
	31, 2012	31, 2011
	$	$

Interest bearing loan at 3% per annum, unsecured and due on November 10, 2014:	9,999	9,794
Interest bearing loan at 15% per annum, unsecured and due on April 28, 2012 (i) : 20,020 19,608
Interest bearing loan at 15% per annum, unsecured and due on December 28, 2012:	30,030	29,412

Total	60,049	58,814

Current portion	50,050	49,020

Non-current	9,999	9,794

During the three months ended March 31, 2012 and 2011, the Company accrued or paid interest expense of $2,908 and $639,174 in connection with the term loan, respectively. Included in the interest expenses accrued and paid, $nil and $57,298 capitalized and included in the mine development costs for the three months ended March 31, 2012 and 2011, respectively.

(i) Subsequent to March 31, 2012, the term loan was renewed for another three months with interest bearing at 15% per annum.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

12	STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value Unlimited number of preferred shares without par value

Issued and outstanding

As at March 31, 2012 and December 31, 2011, 245,014,446 common stocks issued and outstanding which were derived from the following transactions:

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

On December 29, 2011, the Company settled $7,726,148 by agreeing to issue 128,769,132 shares of the common stock of the Company at a deemed price of $0.06 per share. The Company has allotted the shares but not yet issued as March 31, 2012. On April 10, 2012, the Company issued 128,769,132 shares of the common stocks of the Company at a deemed price of $0.06 per share in connection with the above noted settlement of debt.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

13	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, the Company expensed $85,690 (three months ended March 31, 2011: $159,481) in salaries and consulting fees to senior officers and directors of the Company. Included in accounts payable and accrued liabilities, $80,142 (as at December 31, 2011: $105,225) were payable to the senior officers and directors of the Company. Included in receivable, $Nil (as at December 31, 2011: $24,600) were receivable from a senior officer and director of the Company. Also see note 10.

14	COMMITMENTS

The Company has entered into an operating lease for its office and employee accommodation in Xiamen, Fujian, PRC expiring in August, 2016. Annual leased payments are as follows:

March 31, 2012
$
Fiscal year
2012	21,570
2013	20.683
2014	20,683
2015	20,683
2016	13,789

Total	97,408

15	SUBSEQUENT EVENTS

See note 10 and 12.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “intends” “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in section 1A entitled “Risk Factors” on page 8, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this report, the terms “we”, “us”, and “ our” refer to SGB International Holdings Inc. As used in this report, the terms “Dragon International” and “Fujian Huilong” refer to Dragon International Resources Group Co., Limited and Fujian Huilong Mining Co., Ltd. (formerly Yongding Shangzhai Coal Mine Co., Ltd.), respectively.

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

Effective March 3, 2009, we changed our name from “Orca International Language Schools Inc.” to “SGB International Holdings Inc.” (“SGB”) and we created a new class of preferred stock. As a result, our authorized capital consists of an unlimited amount of common stock without par value and an unlimited amount of preferred stock without par value. We have not issued any preferred stock.

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

Dragon International was incorporated in the Hong Kong on October 5, 2010, and is a holding company for Fujian Huilong Coal Mine Co., Ltd. (formerly Yongding Shangzhai Coal Mine Co., Ltd.) (“Fujian Huilong”). Fujian Huilong was incorporated in the People’s Republic of China on August 4, 2005.

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

As a result of the reverse acquisition, we have assumed the business and operations of Fujian Huilong, a wholly-owned subsidiary of Dragon International. Fujian Huilong is a company engaged in coal production and sales by exploring, developing and mining coal properties. Fujian Huilong owns and operates a coal mine, located in Shangzhai Village, Yongding County, Longyan City of Fujian Province, People’s Republic of China.

Results of Operations

For the three months ended March 31, 2012 and 2011

As SGB completed the reverse take over transaction on Dragon International on May 11, 2011, the following table sets forth the consolidated results of our operations for SGB, International Dragon and Fujian Huilong for the three months ended March 31, 2012 (“2012 Q1”).

	2012 Q1*		2011 Q1*
	$	% of Sales	$	% of Sales
Net sales	2,431,626	100%	1,936,093	100%
Cost of sales	1,532,901	63%	1,300,797	67%
Gross profit	898,725	37%	635,296	33%
Operating expenses	698,121	29%	453,066	23%
Profit from operations	200,604	8%	182,230	10%
Other expenses and income tax	84,852	3%	599,904	31%
Net income/(loss)	115,752	5%	(417,674)	(21%	)

*2012 Q1 and 2011 Q1 denotes the three-months period ended March 31, 2012 and 2011 respectively.

Revenues

Our revenues are derived from the sales of coal produced from our property. The overall revenue increased by $495,533 or 26% from $1.94 million in 2011 Q1 to $2.43 million in 2012 Q1 was driven mainly by the increased demand for the coal in the Fujian Province.

On a 3 months period-to period comparison, the production volume has increased from about 18,552 tons in 2011 Q1 to about 21,008 tons in 2012 Q1 with our average selling price per ton increase from $104.34 per ton in 2011 Q1 to $115.75 per ton in 2012 Q1.

Cost of Sales and Gross Profit

In line with the higher sales registered, our cost of sales increased by $232,104 or 18% from $1.30 million in 2011 Q1 to $1.53 million in 2012 Q1 with our costs per tons has increased from about $70.11 per ton in 2011 Q1 to $72.97 per ton in 2012 Q1. The Group recorded a higher gross profit margin of 37% in 2012 Q1 as compared to 33% in 2011 Q1 due mainly to the aforesaid incease of selling price per ton in 2012 Q1.

Expenses

Our expenses for the three months ended March 31, 2012 and 2011 were as follows:

	2012 Q1	2011 Q1

Expenses
Amortization	$40,853	$40,607
Automobile	12,532	9,926
General and administrative	122,732	111,875
Director fee	3,218	-
Management fees	276,350	93,249
Professional fees	127,353	61,973
Rent	9,987	-
Travel	8,224	7,377
Selling expenses	96,872	128,059

Total Expenses	698,121	453,066

Our operating expenses increased by $245,055 or 54% from $453,066 in 2011 Q1 to $698,121 in 2012 Q1, due principally to the increase of salary for the management team and the additional operating expenses incurred for the Canada and Hong Kong offices subsequent to the completion of the our reverse acquisition transaction on May 11, 2011.

As a result of the reverse acquisition transaction between SGB International Holdings Inc. and the shareholders of Dragon International in 2011, we anticipate that we will incur considerable costs (approximately $200,000 per year) and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Other Expenses and Income Tax

The other expenses and income tax decreased by $515,052 or 86% from $599,904 in 2011 Q1 to $84,852 in 2012 Q1, due principally to the decrease of the interest expenses subsequent to the successfully re-structuring of the interest-bearing loans of RMB49.0 million (approximately equivalent to $7.73 million) being replaced by the issuance of new ordinary shares to the unrelated debtors in pursuant to a debt-to-equity conversion agreement entered on December 29, 2011.

Net (loss)/Income

With the higher gross profit and lower interest expenses recorded in 2012 Q1 relative to 2011 Q1, a net profit of $115,752 was attained in 2012 Q1 vis-à-vis a net loss of $417,674 registered in 2011 Q1.

Impact of Inflation

We believe inflation has had a net negative impact on our results of operations in 2012 Q1, especially on the labor costs and raw materials. The inflation risk remained relatively high in China during 2012 Q1. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

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

We estimate our general administrative expenses and working capital requirements for the next 12-months period to be as follows:

Expenses
Amortization	$90,000
Automobile	23,000
General and administrative	950,000
Interest	726,000
Professional fees	363,000
Rent	44,000
Travel	58,000
Selling expenses	1,500
Total Expenses	$2,255,500

Liquidity and Capital Resources

Working Capital as at March 31, 2012 and December 31, 2011

	March 31,	December 31,
	2012	2011
Cash	$381,011	$614,445
Current Assets	$472,453	$741,046
Current Liabilities	$4,694,156	$4,650,605
Working Capital	$(4,221,703)	$(3,909,559)

Current asset decreased by $268,593 or 36% from $741,046 as at December 31, 2011 to $472,453 as at March 31, 2012, due mainly to the decrease of the cash balance in 2012 Q1 in line with the capital expenditures incurred by our company on the continuous construction of the mine shafts and related mining facilities during the period in review.

Current liabilities increased by $43,551 or 1% from $4,650,605 as at December 31, 2011 to $4,694,156 as at March 31, 2012, due mainly to the advances from the related party, Mr. Lin Longwen, to our company as working capital.

Taken as a whole from the above, we have a working capital deficiency of $4.22 million as at March 31, 2012 as compared to $3.91 million as at December 31, 2011.

In view of the working capital deficiency, our management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (1) the current mining operation is able to continue in generating positive operating cash flows; (2) stable client base and strong coal demands in Fujian Province ensure revenue can be continue to generate from the existing coal mine operation; (3) looking for opportunity to raise equity or debt financing; and (4) to obtain the principal shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the company is satisfied that the company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

Cash Flows

For the three months ended March 31, 2012 and 2011 respectively

The following summarizes cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2012 and 2011:

	2012 Q1*	2011 Q1*
Net cash generated from (used in) operating activities	$308,614	$(234,790)
Net cash used in investing activities	$(693,375)	$(1,029,557)
Net cash generated from financing activities	$149,909	$956,321
Cash and cash equivalents at end of period	$381,011	$218,538

*2012 Q1 and 2011 Q1 denotes the three-months period ended March 31, 2012 and 2011 respectively

We registered a net cash generated from operating activities of $308,614 in 2012 Q1 vis-à-vis a net cash used by operating activities of $234,790 in 2011 Q1, due principally to the increase of gross profit and cost control effort in 2012 Q1.

Net cash used in investing activities was $693,375 in 2012 Q1 as compared to $1,029,557 registered in 2011 Q1, due principally to the reduction in the construction of the mine shafts and facilities and purchases of related machineries.

About $149,909 of net cash generated from the financing activities in 2012 Q1 as compared to $956,321 in 2011 Q1, due principally to reduction of funds advanced by the controlling shareholders to the company in connection with the working capital and expenditure.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal, especially the demand for coal in the province of Fujian . The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price from the Shangzhai coal mine was about $115.75 per ton for the three months ended March 31, 2012 and about $104.34 per ton for the three months ended March 31, 2011.

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

The Shangzhai coal mine produced 134,668 t, 156,303 t and 238,517 t of coal in 2011, 2010 and 2009, respectively. However, this production capacity may not be sustainable because portions of the mine development are situated outside the boundaries of the valid mining permit. According to Wardrop Engineering Inc., the Shangzhai coal mine should have a production capacity of only 90,000 t/a under the current valid mining permit. Government authorities may order the Shangzhai coal mine to be closed or limited at any time, since the area of active mining currently exceeds the limits of the mining permit. The Shangzhai coal mine produced 156,303 t and 148,517 t of coal outside the boundaries of the valid mining permit in 2010 and 2009, respectively. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by its existing mining permit, which also allows it to mine at different mining levels. At this time, our company is not contemplating apply for any new mining permit. Rather, we will focus on obtaining permission to increase our annual production rate. The coal production in 2011 was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2011 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”). Because we have obtained another mining permit, which allows to produce 90,000 t/a from a new mining area, we are confident that we will be able to secure future increase to our permitted rate of production from the authorities. Currently our application to increase the rate of production has received county approval and is being reviewed by the city level government. After receive the city level approval, we will need to apply and receive the provincial level approval before the increase of our rate of production is finally approved.

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

The total ecological environment rehabilitation deposit for operating the Shangzhai coal mine is about US$596,782 (equivalent to RMB 3.86 million). We paid about US$179,035 (equivalent to RMB 1.16 million (or 30% of the total deposit)) to the Fujian Provincial Land and Resources Bureau on November 18, 2009. The balance of about US$417,747 (equivalent to RMB 2.702826 million (or 70% of the total deposit)) must be paid to the Fujian Provincial Land and Resources Bureau before April 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our fiscal period ended March 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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
Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 15, 2012

By:
/s/ Thomas Tze Khern Yeo
Thomas Tze Khern Yeo
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: May 15, 2012