Form 10-Q
period 2012-06-30
SGB International Holdings Inc.
filed 2012-08-14
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

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

[X] Yes [   ] No

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

[   ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
373,793,578 shares of common stock outstanding as of August 3, 2012.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR
SIX MONTHS ENDED JUNE 30, 2012

(STATED IN US DOLLARS)
(UNAUDITED)

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2012 AND DECEMBER 31, 2011
(STATED IN US DOLLARS)
(UNAUDITED)

		June 30,	December 31,
		2012	2011
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	3	364,957	614,445
Receivables	4	54,755	97,931
Prepaid expenses and deposits	5	11,137	28,670

Total Current Assets		430,849	741,046

Non-current Assets
Prepaid expenses and deposits	5	610,862	507,863
Property, equipment and mine development costs	6	21,182,727	20,735,551
Intangible assets	7	344,698	354,166

Total Non-current Assets		22,138,287	21,597,580

Total Assets		22,569,136	22,338,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued liabilities	8	1,394,532	1,410,772
Asset retirement obligation	9	170,946	171,404
Amounts due to a related party	10	2,883,545	3,019,409
Term loan – current	11	48,719	49,020

Total Current Liabilities		4,497,742	4,650,605

Non-current Liabilities:
Asset retirement obligation	9	199,332	186,268
Term loan	11	9,734	9,794

Total Non-current Liabilities		209,066	196,062

Total Liabilities		4,706,808	4,846,667

Stockholders’ Equity
Common stocks	12	9,138,544	1,412,396
Stocks to be issued	12	-	7,726,148
Contributed surplus		139,745	100,000
Reserve		429,769	429,769
Retained earnings		7,568,427	7,208,617
Accumulated other comprehensive income		585,843	615,029
Total Stockholders’ Equity		17,862,328	17,491,959

Total Liabilities and Stockholders’ Equity		22,569,136	22,338,626

The accompanying notes are an integral part of these consolidated financial statements.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(STATED IN US DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011
	$	$	$	$
Revenue	3,290,115	3,600,408	5,721,741	5,536,501
Cost of revenue	(2,341,451)	(2,492,618)	(3,874,351)	(3,793,415)

Gross profit	948,664	1,107,790	1,847,390	1,743,086

Selling expenses	(97,053)	(2,479)	(193,925)	(2,479)
General and administrative	(496,960)	(527,328)	(1,057,356)	(939,787)
Depreciation and amortization	(47,408)	(57,878)	(88,261)	(98,485)

Total operating expenses	(641,421)	(587,685)	(1,339,542)	(1,040,751)

Net income from operations	307,243	520,105	507,848	702,335

Other items:
Interest expense	(37,814)	(90,549)	(80,466)	(672,425)
Other expense	(15)	(489)	(29,032)	(3,002)
Other income	88	-	5,275	-
	(37,741)	(91,038)	(104,223)	(675,427)

Income before income tax expense	269,502	429,067	403,625	26,908

Income tax expense	(25,444)	(28,822)	(43,815)	(44,337)

Net income/(loss)	244,058	400,245	359,810	(17,429)

Foreign currency translation adjustment	(85,970)	(43,839)	(29,186)	44,146

Comprehensive income/(expense)	158,088	356,406	330,624	26,717

Earnings/(loss) Per Share (cents) – Basic and diluted	0.08	0.18	0.10	(0.01)

Weighted Average Shares Outstanding – Basic and diluted	320,855,157	220,522,000	347,470,606	220,522,000

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)
(UNAUDITED)

	SIX MONTHS ENDED
	June 30	June 30
	2012	2011
Cash flows from operating activities	$	$

Net income (loss) for the period	359,810	(17,429)

Items not involving cash:
Depreciation & amortization	680,249	754,340
Loss on retirement of fixed assets	-	-
Imputed interest from a related party	39,745	-
Interest expense	13,580	15,689

Changes in non-cash working capital:
Receivable	42,786	326,061
Prepaid expenses and deposit	(86,951)	4,830
Accounts payable and accrued liabilities	52,415	(759,227)

Net cash generated from
operating activities	1,101,634	324,264

Cash flows from investing activities

Purchase of property, equipment and mine development costs	(1,174,859)	(2,193,664)

Net cash (used in) investing activities	(1,174,859)	(2,193,664)

Cash flows from financing activities

Increase (decrease) of term loan	-	(153,156)

Amounts advanced from a related party	(174,342)	1,701,585

Net cash (used in)/generated from financing activities	(174,342)	1,548,429

(Decrease) in cash and cash equivalents	(247,567)	(320,971)
Effect of exchange rate changes on cash	(1,921)	12,133
Cash and cash equivalents – beginning of period	614,445	533,245

Cash and cash equivalents – end of period	364,957	244,407

Supplemental disclosure of cash flow
information:

Income tax	43,815	44,337

Interest expenses	4 ,635	672,425

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT JUNE 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

	Common shares						Accumulated
							other	Total
			Stocks to	Contributed		Retained	comprehensive	stockholders’
	Shares	Amount	be issued	surplus	Reserve	earnings	income	equity
		$	$	$	$	$	$	$
Balance at 31.12. 2010	220,522,000	123,913	-	-	71,725	5,872,186	148,924	6,216,748
Recapitalization – Dragon International	-	1,277,694	-	-	-	-	-	1,277,694
Recapitalization – SGB	24,502,446	10,789	-	-	-	-	-	10,789
Settlement of debt	-	-	7,726,148	-	-	-	-	7,726,148
Imputed interest from a related party	-	-	-	100,000	-	-	-	100,000
Net income for the year	-	-	-	-	-	1,694,475	-	1,694,475
Appropriation to reserve	-	-	-	-	358,044	(358,044)	-	-
Currency translation adjustments	-	-	-	-	-	-	466,105	466,105
Balance at 31.12.2011	245,024,446	1,412,396	7,726,148	100,000	429,769	7,208,617	615,029	17,491,959

Imputed interest from a related party	-	-	-	39,745	-	-	-	39,745
Issuance of shares	128,769,132	7,726,148	(7,726,148)
Net income for the period	-	-	-	-	-	359,810	-	359,810
Currency translation adjustments	-	-	-	-	-	-	(29,186)	(29,186)
Balance at 30.6.2012	373,793,578	9,138,544	-	139,745	429,769	7,568,427	585,843	17,862,328

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2012 and December 31, 2011, the Company had working capital deficiency of $4,066,893 and $3,909,559, respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) the major and controlling shareholder has undertaken that payment on the amounts due to him of $2,883,545 as at June 30, 2012 will only be made if the Company has surplus cash after paying for the operations and capital expenditure; (ii) stable client base and strong coal demands in Fujian Province ensure revenue can be continued to generate from the existing coal mine operation; and (iii) to raise equity financing as required; and (iv) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and preparation

The accompanying unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and, with the exception of new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2011.

Property, equipment and mine development costs

Property, plant and equipment, are stated at cost less depreciation and amortization and accumulated impairment loss. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation of property, plant and equipment is calculated to write off the cost, less their estimated residual value, if any, using the straight-line method over their estimated useful lives. The estimated useful lives are as follows:

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
FOR THE SIX MONTHS ENDED JUNE 30, 2012
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

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

3	CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2012	2011
	$	$

Cash denominated in Chinese RMB	353,395	576,842
Cash denominated in Canadian or Hong Kong Dollars	11,562	37,603

	364,957	614,445

As at June 30, 2012, the Company has cash and cash equivalents placed with banks or held by its subsidiary in the People’s Republic of China denominated in Chinese Renminbi (“RMB”) amounting to RMB 2,232,675 (December 31, 2011: RMB 3,634,627) where the remittance of funds to jurisdictions outside the PRC is subject to certain government rules and regulations on foreign currency controls. Under the People’s Republic of China’s Foreign Exchange Control Regulations and Administration of Settlement, Sale and Payment of Foreign Exchange Regulations, the Company is permitted to exchange RMB for foreign currencies but may require approval of governmental authorities or designated banks in the PRC.

4	RECEIVABLES

	June 30,	December 31,
	2012	2011
	$	$

Trades receivable (i)	28,910	49,853
Employee receivable (ii)	11,024	36,991
Tax receivable	14,821	8,156
Others	-	2,931

	54,755	97,931

Notes:

(i) The Company does not hold any collateral over these balances. The average age of these receivable are 30 days.

(ii) Unsecured, interest free and repayable on demand

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

5	PREPAID EXPENSES AND DEPOSITS

	June 30,	December 31,
	2012	2011
	$	$
Safety risk deposit (i)	158,283	158,707
Prepaid mining license fee (ii)	452,579	349,156
Prepaid rental fee	7,591	22,749
Other prepaid expense	3,546	5,921

Subtotal	621,999	536,533
Current portion	(11,137)	(28,670)

Non-current	610,862	507,863

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

6	PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS

		Accumulated
	Cost	amortization	Net book value
	$	$	$
June 30, 2012
Mine development costs	19,192,451	2,619,735	16,572,716
Machineries	5,002,200	1,525,267	3,476,933
Motor vehicles	196,207	60,566	135,641
Office equipment	137,781	30,577	107,204
Construction in progress	890,233	-	890,233

Total	25,418,872	4,236,145	21,182,727

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

6	PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS (Continued)

		Accumulated
	Cost	amortization	Net book value
	$	$	$
December 31, 2011
Mine development costs	18,502,406	2,217,223	16,285,183
Machineries	4,905,739	1,288,852	3,616,887
Motor vehicles	120,584	49,134	71,450
Office equipment	131,524	17,601	113,923
Construction in progress	648,108	-	648,108

Total	24,308,361	3,572,810	20,735,551

7	INTANGIBLE ASSETS

The following is a summary of intangible asset:

	June 30,	December 31,
	2012	2011
	$	$
Cost	694,262	696,123
Accumulated amortization	349,564	341,957
Net carrying value	344,698	354,166

8	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	June 30,	December 31,
	2012	2011
	$	$
Advance from customers	74,335	-
Staff costs / wage payable	1,088,638	974,034
Accrued liabilities	92,316	359,172
Employee safety deposits	34,164	38,414
Other payable	105,079	39,152
	1,394,532	1,410,772

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

9	ASSET RETIREMENT OBLIGATION

The following is a summary of asset retirement obligation:

	June 30,	December
	2012	31, 2011
	$	$
Face value	383,858	428,959
Effective interest rate – 10%	(13,580)	(71,287)
Subtotal	370,278	357,672
Current portion	170,946	171,404

Asset retirement obligation – long term	199,332	186,268

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

10	AMOUNTS DUE TO A RELATED PARTY

	June 30,	December 31,
	2012	2011
	$	$

Amounts due to a related party	2,883,545	3,019,409

In April, 2012, an agreement was entered between the Company and Executive Chairman and Chief Executive Officer of the Company - Mr. Longwen Lin, the loan advanced by Mr. Lin charges a 5% interest per annum until it is fully paid off.

The amounts due to a related party are unsecured, bearing 5% interest per annum and no specific terms of repayment.

During the six months ended June 30, 2012, the Company recorded interest charges on the amounts due to a related party for a total of $75,832 (six months ended June 30, 2011 - $nil) which $39,745 was credited to the contributed surplus and $36,087 to amounts due to a related party.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

11	TERM LOAN

The following is a summary of term loan:

	June	December
	30, 2012	31, 2011
	$	$

Interest bearing loan at 3% per annum, unsecured and due on November 10, 2014:	9,734	9,794
Interest bearing loan at 15% per annum, unsecured and due on July 31, 2012 (i) :	19,488	19,608
Interest bearing loan at 15% per annum, unsecured and due on December 28, 2012:	29,231	29,412

Total	58,453	58,814
Current portion	48,719	49,020
Non-current	9,734	9,794

(i)	Subsequent to June 30, 2012, the term loan was renewed for another three months with interest bearing at 15% per annum.

12	STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued and outstanding

As at June 30, 2012 and December 31, 2011, 373,793,578 and 245,024,446 of common stocks respectively was issued and outstanding which were derived from the following transactions:

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
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

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

On December 29, 2011, the Company settled $7,726,148 by agreeing to issue 128,769,132 shares of the common stock of the Company at a deemed price of $0.06 per share. On May 24, 2012, the Company issued 128,769,132 shares of the common stocks of the Company at a deemed price of $0.06 per share in connection with the above noted settlement of debt.

13	COMMITMENTS

The Company has entered into an operating lease for its office and employee accommodation in Xiamen, Fujian, PRC expiring in August, 2016. Annual leased payments are as follows:

June 30, 2012
$
Fiscal year
2012	21,570
2013	20.683
2014	20,683
2015	20,683
2016	13,789

Total	97,408

14	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, the Company accrued or paid $83,394 (2011 - $nil) in salaries to senior officers and directors of the Company.

As at June 30, 2012, included in accounts payable and accrued liabilities, $244,566 (December 31, 2011 - $105,225) were payable to the senior officers and directors of the Company. Included in receivable, $1,582 (December 31, 2011 - $24,600) were receivable from a senior officer and director of the Company.

See note 10.

15	COMPARATIVE FIGURE

Certain comparative figures have been reclassified to conform to the presentation adopted in current period.

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

Results of Operations

For the three months ended June 30, 2012 and 2011

As our company completed the reverse take over transaction of Dragon International on May 11, 2011, the following table sets forth the consolidated results of our operations for our company, including those of Dragon International and Fujian Huilong for the three months ended June 30, 2012 (“2012 Q2”) and June 30, 2011 (“2011 Q2”): % of % of

	2012 Q2	Sales	2011 Q2	Sales
	$		$
Revenues	3,290,115	100%	3,600,408	100%
Cost of sales	2,341,451	71%	2,492,618	69%
Gross profit	948,664	29%	1,107,790	31%
Operating expenses	641,421	20%	587,685	17%
Profit from operations	307,243	9%	520,105	14%
Other expenses and income tax	63,185	2%	119,860	3%
Net income/(loss)	244,058	7%	400,245	11%

Revenues

Our revenues are derived from the sales of coal produced from our property. The overall revenue decreased by $310,293 or 9% from $3.60 million in 2011 Q2 to $3.30 million in 2012 Q2, due mainly to the on-going construction of the new shafts which has slowed down the current production.

On a 3 months period-to-period comparison, the production volume decreased from about 34,119 tons in 2011 Q2 to about 29,239 tons in 2012 Q2 but our average selling price per ton increased from $105.52 per ton in 2011 Q2 to $112.52 per ton in 2012 Q2.

Cost of Sales and Gross Profit

In line with the lower sales registered, our cost of sales decreased by $151,167 or 6% from $2.50 million in 2011 Q2 to $2.34 million in 2012 Q2. With our cost of sales per tons increased from about $73.06 per ton in 2011 Q2 to $80.08 per ton in 2012 Q2 due to the inflation and higher labour costs, our company recorded a lower gross profit margin of 29% in 2012 Q2 as compared to 31% in 2011 Q2.

Operating expenses

Our expenses for the 3 months ended June 30, 2012 and 2011 were as follows:

	2012 Q2	2011 Q2
	$	$
Depreciation and amortization	47,408	57,878
General and Administrative	389,894	253,829
Professional Fees	70,432	238,232
Rent	9,995	731
Travel	26,639	34,536
Selling Expenses	97,053	2,479

Total operating expenses	641,421	587,685

Our operating expenses increased by $53,736 or 9% from $587,685 in 2011 Q2 to $641,421 in 2012 Q2, due principally to the increase in the general and administrative expenses by $136,065 or 54%, resulted mainly from the increase in the salary for the management team and the additional operating expenses incurred for the Canada and Hong Kong offices subsequent to the completion of the reverse acquisition transaction on May 11, 2011 (“RTO”), off-set by the decrease in professional fee by $167,800 or 70% as one-off lawyer, geologist and valuation fee was incurred in 2011 in preparing for the RTO.

Other expenses

Other expenses decreased by $53,297 or 59% from $91,038 in Q2 2011 to $37,741 in Q2 2012 due principally to the significant decrease in the interest expenses subsequent to the successful debt restructuring of the interest-bearing loans of RMB49.0 million (approximately equivalent to $7.73 million) being replaced by the issuance of new ordinary shares to the unrelated debtors in pursuant to a series of transaction entered on December 29, 2011 for restructuring of certain debts.

Net income /(loss)

Following from the above, the net income decreased by $156,187 or 39% from $400,245 in 2011 Q2 to $244,058 in 2012 Q2.

Impact of Inflation

We believe inflation has had a net negative impact on our results of operations in 2012 Q2, especially on the labor costs and raw materials. The inflation risk remained relatively high in China during 2012 Q2. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

For the six months ended June 30, 2012 and 2011

The following table sets forth the consolidated results of our operations for our company, including those of Dragon International and Fujian Huilong for the 6 months ended June 30, 2012 (“6M 2012”) and June 30, 2011 (“6M 2011”):

		% of		% of
	6M 2012	Sales	6M 2011	Sales
	$		$
Revenues	5,721,741	100%	5,536,501	100%
Cost of sales	3,874,351	68%	3,793,415	69%
Gross profit	1,847,390	32%	1,743,086	31%
Operating expenses	1,339,542	23%	1,040,751	19%
Profit from operations	507,848	9%	702,335	13%
Other expenses and income tax	148,038	3%	719,764	13%
Net income/(loss)	359,810	6%	(17,429)	N/M

Revenues

Our revenues are derived from the sales of coal produced from our property. The overall revenue increased by $185,240 or 3% from $5.5 million in 6M 2011 to $5.7 million in 6M 2012 due mainly to the increased of the average selling price per ton from $105.11 in 6M 2011 to $113.87 in 6M 2012 with the production volume decreased from 52,671 tons in 6M 2011 to 50,247 tons in 6M 2012.

Cost of Sales and Gross Profit

In line with the higher sales registered, our cost of sales increased by $80,936 or 2% from $3.8 million in 6M 2011 to $3.9 million in 6M 2012. Despite the average cost of sales per tons increased from about $72.02 per ton in 6M 2011 to $77.11 per ton in 6M 2012, our company recorded a slightly higher gross profit margin of 32% in 6M 2012 Q2 as compared to 31% in 6M 2011 due mainly to the increased average selling per ton recorded in 6M 2012.

Operating expenses

Our expenses for the 6 months ended June 30, 2012 and 2011 were as follows:

	6M 2012	6M 2011
	$	$
Depreciation and amortization	88,261	98,485
General and Administrative	804,726	596,938
Professional Fees	197,785	300,205
Rent	19,982	731
Travel	34,863	41,913
Selling Expenses	193,925	2,479

Total operating expenses	1,339,542	1,040,751

Our operating expenses increased by $298,791 or 29% from $1,040,751 in 6M 2011 to $1,339,542 in 6M 2012, due principally to the increase in the general and administrative expenses by $207,788 or 35%, resulted from the increase in the salary for the management team and the additional operating expenses incurred for the Canada and Hong Kong offices subsequent to the completion of the reverse acquisition transaction on May 11, 2011 (“RTO”), off-set by the decrease in professional fee by $102,420 or 34% as one-off lawyer, geologist and valuation fee was incurred in 2011 in preparing for the RTO.

Other expenses and income tax

Other expenses and income tax decreased by $571,726 or 79% from $719,764 in 6M 2011 to $148,038 in 6M 2012 due principally to the significant decrease in the interest expenses subsequent to the successful debt restructuring of the interest-bearing loans of RMB49.0 million (approximately equivalent to $7.73 million) being replaced by the issuance of new ordinary shares to the unrelated debtors in pursuant to a series of transaction entered on December 29, 2011 for restructuring of certain debts.

Net income /(loss)

Following from the above, net income of $359,810 was attained in 6M 2012 vis-à-vis net loss of $17,429 registered in 6M 2011. .

Impact of Inflation

We believe inflation has had a net negative impact on our results of operations in 6M 2012, especially on the labor costs and raw materials. The inflation risk remained relatively high in China during 6M 2012. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

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

We estimate our general administrative expenses and working capital requirements for the next 12-months period to be as follows:

$
Interest expenses	10,000
General and Administrative	1,800,726
Professional Fees	500,240
Rent	50,982
Travel	80,863
Selling Expenses	500,925

Total Expenses	2,943,736

Liquidity and Capital Resources

Working Capital as at June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
Cash	$364,957	$614,445
Current Assets	$430,849	$741,046
Current Liabilities	$4,497,742	$4,650,605
Working Capital	$(4,066,893)	$(3,909,559)

Current asset decreased by $310,197 or 42% from $741,046 as at December 31, 2011 to $430,849 as at June 30, 2012, due mainly to the decrease of the cash balance for the capital expenditures on the continuous construction of the mine shafts and related mining facilities during the period in review.

Current liabilities decreased by $152,863 or 3% from $4,650,605 as at December 31, 2011 to $4,497,742 as at June 30, 2012, due mainly to settlement made during the period in review which resulted in the decrease of the amount due to the related party, Mr. Lin Longwen, and account payable and accrued liabilities.

Taken as a whole from the above, we have a working capital deficiency of $4.07 million as at June 30, 2012 as compared to $3.91 million as at December 31, 2011.

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

Cash Flows

For the six months ended June 30, 2012 and 2011 respectively:

The following summarizes cash provided by or used in each of the indicated types of activities during the 6 months ended June 30, 2012 and 2011:

	6M 2012	6M 2011
	$	$
Net cash generated from operating activities	1,101,634	324,264
Net cash used in investing activities	(1,174,859)	(2,193,664)
Net cash generated from financing activities	(174,342)	1,548,429
Cash and cash equivalents at end of period	364,957	224,407

We registered a net cash generated from operating activities of $1,101,634 in 6M 2012 as compared to $324,264 in 6M 2011, due principally to the settlements made to the contractors in 6M 2011.

The net cash used in investing activities was mainly in connection to the capital expenditure used on the construction of the mine shafts, decreased from $2,193,664 in 6M 2011 Q2 to $1,174,859 in 6M 2012, as the construction of 1 mine shaft was fully completed and the remaining 2 two mine shaft was half completed by the end of year 2011.

The net cash used in financing activities of $174,342 in 6M 2012 was due principally to the partial repayment made to the related party in 6M 2012 and the net cash generated from financing activities of $1,548,429 in 6M 2011 was due principally to the advances received from the related party to the Company as working capital.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal, especially the demand for coal in the province of Fujian . The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price from the Shangzhai coal mine was about $113.87 per ton for the six months ended June 30, 2012 and about $105.11 per ton for the six months ended June 30, 2011.

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

The Shangzhai coal mine produced 50,247 t and 52,671t of coal in six months ended June 30, 2012 and 2011, respectively. However, this production capacity may not be sustainable because portions of the mine development are situated outside the boundaries of the valid mining permit. According to Wardrop Engineering Inc., the Shangzhai coal mine should have a production capacity of only 90,000 t/a under the current valid mining permit. Government authorities may order the Shangzhai coal mine to be closed or limited at any time, since the area of active mining currently exceeds the limits of the mining permit. The Shangzhai coal mine produced 156,303 t and 148,517 t of coal outside the boundaries of the valid mining permit in 2010 and 2009, respectively. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by its existing mining permit, which also allows it to mine at different mining levels. At this time, our company is not contemplating apply for any new mining permit. Rather, we will focus on obtaining permission to increase our annual production rate. The coal production in 2011 was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2011 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”). Because we have obtained another mining permit, which allows to produce 90,000 t/a from a new mining area, we are confident that we will be able to secure future increase to our permitted rate of production from the authorities. Currently our application to increase the rate of production has received county approval and is being reviewed by the city level government. After receive the city level approval, we will need to apply and receive the provincial level approval before the increase of our rate of production is finally approved.

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

There can be no assurance that industry-related accidents will not occur in the future. We do not currently maintain fire, or other property insurance covering our properties, equipment or inventories, other than with respect to vehicles. In addition, we do not maintain any business interruption insurance or any third party liability insurance to cover claims in respect of personal injury, property or environmental damage arising from accidents on our properties, other than third party liability insurance with respect to vehicles. For any accident-related costs below RMB50,000 is to be borne by the third party sub-contractors. For any accident-related costs above RMB50,000, 95% of such costs is to be borne by our company and the remaining 5% is to be borne by the third party subcontractors. Any uninsured losses and liabilities incurred by us could have a material adverse effect on our financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our fiscal period ended June 30, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On June 29, 2012, our company held its Annual General Meeting of Shareholders for the following purposes:

1. To set the number of directors for the ensuing year at three (3).

2. To elect Longwen Lin, Peifeng Huang and Yi Zhang as directors of the Company for the ensuing year.

3. To appoint MNP LLP, Chartered Accountants, as the auditors of the Company for the ensuing year, at a remuneration to be fixed by the directors.

All proposals were approved by the shareholders. The proposals are described in detail in the Company’s Notice of Annual Meeting of Shareholders and Information Circular filed with the Securities and Exchange Commission on June 11, 2012. The results of each voting proposal were as follows:

(1)	Proposal to set the number of directors for the ensuing year at three (3):
	For	Against	Abstentions Broker Non-Votes
	356,124,091	Nil	Nil

(2)	Election of Directors:
	Nominee	For	Withheld	Broker Non-Votes
	Longwen Lin	356,124,091	Nil
	Peifeng Huang	356,124,091	Nil
	Yi Zhang	356,124,091	Nil

(3)	Proposal to ratify MNP LLP as the Company’s Independent Registered Public Accounting Firm:
	For	Against	Abstentions	Broker Non-Votes
	356,124,091	Nil	Nil

On July 23, 2012, quotation of our common shares ceased on the Over-the-counter Bulletin Board. However, our common shares continues to be eligible for quotation on the OTC QB Market maintained by the OTC Markets Group Inc. under the symble of “SGBHF”.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
3.2	Notice of Alteration filed with the Ministry of Finance, BC Registry Services effective March 3, 2009 (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 5, 2009)
3.3	Amended and Restated Articles of Incorporation of SGB International Holdings Inc. (incorporated by reference to our current report on Form 8-K filed on March 5, 2009)
10.1	Form of stock option agreement (incorporated by reference to our current report on Form 8-K filed on January 21, 2011)
10.2	Loan agreements between Yongding Shangzhai Coal Mine Co., Ltd. and Mr. Longwen Lin (incorporated by reference to Amendment No. 2 of our current report on Form 8-K/A filed on September 13, 2011)
10.3	Loan agreements between Yongding Shangzhai Coal Mine Co., Ltd. and Mr. Longwen Lin (incorporated by reference to Amendment No. 3 of our current report on Form 8-K/A filed on October 24, 2011)
20.1	Notice of Annual and Special Meeting of Shareholders and Information Circular (incorporated by reference to our current report on Form 8-K filed on June 8, 2012)
20.2	Form of Proxy (incorporated by reference to our current report on Form 8-K filed on June 8, 2012)
20.3	Supplemental Mailing list form (incorporated by reference to our current report on Form 8-K filed on June 8, 2012)

Exhibit Number	Description
21.1	Dragon International Resources Group. Co., Limited, a Hong Kong corporation
21.2	Fujian Huilong Mining Co., Ltd. (formerly Yongding Shangzhai Coal Mine Co., Ltd.), a People’s Republic of China corporation
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGB INTERNATIONAL HOLDINGS INC.

By: /s/ Longwen Lin

Longwen Lin
Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 14, 2012

By: /s/ Thomas Tze Khern Yeo

Thomas Tze Khern Yeo
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: August 14, 2012