Form 10-Q
period 2012-09-30
SGB International Holdings Inc.
filed 2012-11-14
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
[   ] Yes     [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 373,793,578 shares of common stock outstanding as of
November 14, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2012

(STATED IN US DOLLARS)

(UNAUDITED)

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(STATED IN US DOLLARS)
(UNAUDITED)

		September 30,	December 31,
		2012	2011
	Note
ASSETS
Current Assets
Cash and cash equivalents	3	309,728	614,445
Receivables	4	24,868	97,931
Prepaid expenses and deposits	5	71,021	28,670

Total Current Assets		405,617	741,046

Non-current Assets
Prepaid expenses and deposits	5	608,809	507,863
Property, equipment and mine development costs	6	21,253,185	20,735,551
Intangible assets	7	334,357	354,166

Total Non-current Assets		22,196,351	21,597,580

Total Assets		22,601,968	22,338,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued liabilities	8	1,690,704	1,410,772
Asset retirement obligation	9	170,371	171,404
Amounts due to a related party	10	2,609,809	3,019,409
Term loan – current	11	50,327	49,020

Total Current Liabilities		4,521,211	4,650,605

Non-current Liabilities:
Asset retirement obligation	9	205,421	186,268
Term loan	11	10,055	9,794

Total Non-current Liabilities		215,476	196,062

Total Liabilities		4,736,687	4,846,667

Stockholders’ Equity
Common stocks	12	9,138,544	1,412,396
Stocks to be issued	12	-	7,726,148
Contributed surplus		139,745	100,000
Reserve		429,769	429,769
Retained earnings		7,663,618	7,208,617
Accumulated other comprehensive income		493,605	615,029
Total Stockholders’ Equity		17,865,281	17,491,959

Total Liabilities and Stockholders’ Equity		22,601,968	22,338,626

The accompanying notes are an integral part of these consolidated financial statements.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(STATED IN US DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30	September 30	September 30	September 30
	2012	2011	2012	2011
	$	$	$	$
Revenue	3,041,935	4,205,994	8,763,676	9,742,495
Cost of revenue	(2,211,493)	(2,415,064)	(6,085,845)	(6,208,478)

Gross profit	830,442	1,790,930	2,677,831	3,534,017

Selling expenses	(24,497)	(303,390)	(218,422)	(305,868)
General and administrative	(593,121)	(353,985)	(1,650,477)	(1,293,772)
Depreciation and amortization	(47,003)	(52,012)	(135,264)	(150,497)

Total operating expenses	(664,621)	(709,387)	(2,004,163)	(1,750,137)

Net income from operations	165,821	1,081,543	673,668	1,783,880

Other items:
Interest expense	(39,175)	(231,786)	(119,641)	(904,211)
Other expense	(8,282)	(791)	(37,311)	(3,793)
Other income	-	-	5,274	-
	(47,457)	(232,577)	(151,678)	(908,004)

Income before income tax expense	118,364	848,966	521,990	875,876

Income tax expense	(23,173)	(33,184)	(66,989)	(77,523)

Net income	95,191	815,782	455,001	798,353

Foreign currency translation adjustment	(92,238)	(25,058)	(121,424)	(54,244)

Comprehensive income/(expense)	2,953	790,724	333,577	744,109

Earnings/(loss) Per Share (cents) – Basic and diluted	0.030	0.37	0.15	0.36

Weighted Average Shares Outstanding – Basic and diluted	373,798,573	220,522,000	312,946,625	220,522,000

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)
(UNAUDITED)

	NINE MONTHS ENDED
	September 30	September 30
	2012	2011
Cash flows from operating activities	$	$

Net income (loss) for the period	455,001	798,353

Items not involving cash:
Depreciation & amortization	1,049,297	1,143,672
Imputed interest from a related party	108,051	-
Interest expense	20,366	23,696

Changes in non-cash working capital:
Receivable	288,428	964,178
Prepaid expenses and deposit	(305,447)	5,093
Accounts payable and accrued liabilities	283,447	(442,815)
Net cash generated from operating activities	1,899,143	2,492,177

Cash flows from (used in) investing activities

Purchase of property, equipment and mine development costs	(1,676,747)	(3,459,057)

Net cash (used in) investing activities	(1,676,747)	(3,459,057)

Cash flows from (used in) financing activities

Increase (decrease) of term loan	-	1,735,270
Amounts advanced from a related party	(462,306)	948,698
Net cash (used in)/generated from financing activities	(462,306)	2,683,968

(Decrease) in cash and cash equivalents	(239,910)	1,717,088
Effect of exchange rate changes on cash	(64,807)	21,091
Cash and cash equivalents – beginning of period	614,445	533,245

Cash and cash equivalents – end of period	309,728	2,271,424

Supplemental disclosure of cash flow information:

Income tax	66,989	77,523

Interest expenses	119,641	904,211

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT SEPTEMBER 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

	Common shares						Accumulated
							other	Total
			Stocks to	Contributed		Retained	comprehensive	stockholders’
	Shares	Amount	be issued	surplus	Reserve	earnings	income	equity
		$	$	$	$	$	$	$
Balance at 31.12. 2010	220,522,000	123,913	-	-	71,725	5,872,186	148,924	6,216,748
Recapitalization – Dragon International	-	1,277,694	-	-	-	-	-	1,277,694
Recapitalization – SGB	24,502,446	10,789	-	-	-	-	-	10,789
Settlement of debt	-	-	7,726,148	-	-	-	-	7,726,148
Imputed interest from a related party	-	-	-	100,000	-	-	-	100,000
Net income for the year	-	-	-	-	-	1,694,475	-	1,694,475
Appropriation to reserve	-	-	-	-	358,044	(358,044)	-	-
Currency translation adjustments	-	-	-	-	-	-	466,105	466,105
Balance at 31.12.2011	245,024,446	1,412,396	7,726,148	100,000	429,769	7,208,617	615,029	17,491,959

Imputed interest from a related party	-	-	-	39,745	-	-	-	39,745
Issuance of shares	128,769,132	7,726,148	(7,726,148)	-	-	-	-	-
Net income for the period	-	-	-	-	-	455,001	-	455,001
Currency translation adjustments	-	-	-	-	-	-	(121,424)	(121,424)
Balance at 30.9.2012	373,793,578	9,138,544	-	139,745	429,769	7,663,618	493,605	17,865,281

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2012 and December 31, 2011, the Company had working capital deficiency of $4,115,594 and $3,909,559, respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) the major and controlling shareholder has undertaken that payment on the amounts due to him of $2,609,809 as at September 30, 2012 will only be made if the Company has surplus cash after paying for the operations and capital expenditure; (ii) stable client base and strong coal demands in Fujian Province ensure revenue can be continued to generate from the existing coal mine operation; and (iii) to raise equity financing as required; and (iv) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

3             CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2012	2011
	$	$

Cash denominated in Chinese RMB	262,146	576,842
Cash denominated in Canadian or Hong Kong Dollars	47,582	37,603

	309,728	614,445

As at September 30, 2012, the Company has cash and cash equivalents placed with banks or held by its subsidiary in the People’s Republic of China denominated in Chinese Renminbi (“RMB”) amounting to RMB 1,661,767 (December 31, 2011: RMB 3,634,627) where the remittance of funds to jurisdictions outside the PRC is subject to certain government rules and regulations on foreign currency controls. Under the People’s Republic of China’s Foreign Exchange Control Regulations and Administration of Settlement, Sale and Payment of Foreign Exchange Regulations, the Company is permitted to exchange RMB for foreign currencies but may require approval of governmental authorities or designated banks in the PRC.

4             RECEIVABLES

	September 30,	December 31,
	2012	2011
	$	$

Trades receivable (i)	11,489	49,853
Employee receivable (ii)	9,597	36,991
Tax receivable	847	8,156
Others	2,935	2,931

	24,868	97,931

Notes:

(i) The Company does not hold any collateral over these balances. The average age of these receivable are 30 days.

(ii) Unsecured, interest free and repayable on demand

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

5             PREPAID EXPENSES AND DEPOSITS

	September 30,	December 31,
	2012	2011
	$	$
Safety risk deposit (i)	157,751	158,707
Prepaid mining license fee (ii)	451,058	349,156
Prepaid rental fee	27,944	22,749
Other prepaid expense	43,077	5,921

Subtotal	679,830	536,533
Current portion	(71,021)	(28,670)

Non-current portion	608,809	507,863

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

6             PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS

		Accumulated
	Cost	amortization	Net book value
	$	$	$
September 30, 2012
Mine development costs	19,780,766	2,831,819	16,948,947
Machineries	5,017,236	1,641,500	3,375,736
Motor vehicles	195,548	69,847	125,701
Office equipment	138,267	37,122	101,145
Construction in progress	701,656	-	701,656

Total	25,833,473	4,580,288	21,253,185

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

6             PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS (Continued)

		Accumulated
	Cost	amortization	Net book value
	$	$	$
December 31, 2011
Mine development costs	18,502,406	2,217,223	16,285,183
Machineries	4,905,739	1,288,852	3,616,887
Motor vehicles	120,584	49,134	71,450
Office equipment	131,524	17,601	113,923
Construction in progress	648,108	-	648,108

Total	24,308,361	3,572,810	20,735,551

7             INTANGIBLE ASSETS

The following is a summary of intangible asset:

	September 30,	December 31,
	2012	2011
	$	$
Cost	691,928	696,123
Accumulated amortization	(357,571)	(341,957)
Net carrying value	334,357	354,166

8             ACCOUNT PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	September 30,	December 31,
	2012	2011
	$	$
Trade payable	111,376	-
Advance from customers	62,488	-
Staff costs / wage payable	1,146,918	974,034
Accrued liabilities	320,521	359,172
Employee safety deposits	37,608	38,414
Other payable	11,793	39,152
	1,690,704	1,410,772

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

9             ASSET RETIREMENT OBLIGATION

The following is a summary of asset retirement obligation:

	September	December
	30, 2012	31, 2011
	$	$
Face value	426,374	428,959
Effective interest rate – 10%	(50,582)	(71,287)
Subtotal	375,792	357,672
Current portion	170,371	171,404

Asset retirement obligation – long term	205,421	186,268

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

10           AMOUNTS DUE TO A RELATED PARTY

	September 30,	December 31,
	2012	2011

Amounts due to a related party	2,609,809	3,019,409

In April, 2012, an agreement was entered between the Company and Executive Chairman and Chief Executive Officer of the Company - Mr. Longwen Lin, the loan advanced by Mr. Lin charges a 5% interest per annum until it is fully paid off.

The amounts due to a related party are unsecured, bearing 5% interest per annum and no specific terms of repayment.

During the nine months ended September 30, 2012, the Company recorded interest charges on the amounts due to a related party for a total of $108,051 (nine months ended September 30, 2011 - $86,200 was credited to the contributed surplus) which $39,745 was credited to the contributed surplus and $68,306 to amounts due to a related party.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

11           TERM LOAN

The following is a summary of term loan:

	September	December
	30, 2012	31, 2011
	$	$

Interest bearing loan at 3% per annum, unsecured and due on November 10, 2014:	10,055	9,794
Interest bearing loan at 15% per annum, unsecured and due on July 31, 2012 (i) :	20,131	19,608
Interest bearing loan at 15% per annum, unsecured and due on December 28, 2012:	30,196	29,412

Total	60,382	58,814
Current portion	50,327	49,020
Non-current	10,055	9,794

(i)	Subsequent to September 30, 2012, the term loan was renewed for another three months with interest bearing at 15% per annum.

12           STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued and outstanding

As at September 30, 2012 and December 31, 2011, 373,793,578 and 245,024,446 of common stocks respectively was issued and outstanding which were derived from the following transactions:

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
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

13           COMMITMENTS

The Company has entered into an operating lease for its office and employee accommodation in Xiamen, Fujian, PRC expiring in August, 2016. Annual leased payments are as follows:

September 30, 2012
$
Fiscal year
2012	5,393
2013	20,683
2014	20,683
2015	20,683
2016	13,789

Total	81,231

14           RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2012, the Company accrued or paid $85,263 (2011 - $98,037) in salaries to senior officers and directors of the Company.

As at September 30, 2012, included in accounts payable and accrued liabilities, $514,334 (December 31, 2011 - $105,225) were payable to the senior officers and directors of the Company. Included in receivable, $1,585 (December 31, 2011 - $24,600) were receivable from a senior officer and director of the Company.

See note 10.

15           COMPARATIVE FIGURE

Certain comparative figures have been reclassified to conform to the presentation adopted in current period.

1

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

Results of Operations

For the three months ended September 30, 2012 and 2011

The following table sets forth the consolidated results of our operations for our company, including those of Dragon International and Fujian Huilong for the three months ended September 30, 2012 (“2012 Q3”) and September 30, 2011 (“2011 Q3”):

	2012 Q3	% of Sales	2011 Q3	% of Sales
	$		$
Revenues	3,041,935	100%	4,205,994	100%
Cost of sales	2,211,493	73%	2,415,064	57%
Gross profit	830,442	27%	1,790,930	43%
Operating expenses	664,621	22%	709,387	17%
Profit from operations	165,821	5%	1,081,543	26%
Other expenses and income tax	70,630	2%	265,761	6%
Net income/(loss)	95,191	3%	815,782	19%

Revenues

Our revenues are derived from the sales of coal produced from our property. The overall revenue decreased by $1,164,059 or 28% from $4.21 million in 2011 Q3 to $3.04 million in 2012 Q3, due principally to the on-going construction of the new shafts which has slowed down the current production coupled with the decreasing in coal demands as a result of slowing down in the Chinese economy.

On a three months period-to-period comparison, although the production volume decreased from about 38,780 tons in 2011 Q3 to about 26,590 tons in 2012 Q3, our average selling price per ton increased from average $108.46 per ton in 2011 Q3 to average $114.40 per ton in 2012 Q3.

Cost of Sales and Gross Profit

In line with the lower sales registered, our cost of sales decreased by $203,571 or 8% from $2.42 million in 2011 Q3 to $2.21 million in 2012 Q3. With our cost of sales per tons increased from average $62.28 per ton in 2011 Q3 to average $83.17 per ton in 2012 Q3 due principally to the higher labour and material costs, our company recorded a lower gross profit margin of 27% in 2012 Q3 as compared to 43% in 2011 Q3.

Operating expenses

Our expenses for the three months ended September 30, 2012 and 2011 were as follows:

	2012 Q3	2011 Q3
	$	$
Depreciation and amortization	47,003	52,012
General and Administrative	426,820	160,320
Professional Fees	92,574	137,441
Rent	31,039	29,972
Travel	42,688	26,252
Selling Expenses	24,497	303,390

Total operating expenses	664,621	709,387

Our operating expenses decreased by $44,766 or 6% from $709,387 in 2011 Q3 to $664,621 in 2012 Q3, due principally to the decrease of the selling expenses by $278,893 as a result of cost control on entertainment expenses, off-set by the increase in the general and administrative expenses by $266,500 or over 1-fold due principally to the increase in staff salary and related costs.

Other expenses and income tax

Other expenses and income tax decreased by $195,131 or 73% from $265,761 in Q3 2011 to $70,630 in Q3 2012 due principally to the significant decrease in the interest expenses subsequent to the successful debt restructuring of the interest-bearing loans of RMB49.0 million (approximately equivalent to $7.73 million) being replaced by the issuance of new ordinary shares to the unrelated debtors in pursuant to a series of transaction entered on December 29, 2011 for restructuring of certain debts.

Net income /(loss)

Following from the above, the net income decreased by $720,591 or 88% from $815,782 in 2011 Q3 to $95,191 in 2012 Q3.

Impact of Inflation

We believe inflation has had a net negative impact on our results of operations in 2012 Q3, especially on the labor costs and raw materials. The inflation risk remained relatively high in China during 2012 Q3. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

For the nine months ended September 30, 2012 and 2011

The following table sets forth the consolidated results of our operations for our company, including those of Dragon International and Fujian Huilong for the nine months ended September 30, 2012 (“9M 2012”) and September 30, 2011 (“9M 2011”):

	9M 2012	% of Sales	9M 2011	% of Sales
	$		$
Revenues	8,763,676	100%	9,742,495	100%
Cost of sales	6,085,845	69%	6,208,478	64%
Gross profit	2,677,831	31%	3,534,017	36%
Operating expenses	2,004,163	23%	1,750,137	18%
Profit from operations	673,668	8%	1,783,880	18%
Other expenses and income tax	218,667	2%	985,527	10%
Net income/(loss)	455,001	5%	798,353	8%

Revenues

Our revenues are derived from the sales of coal produced from our property. The overall revenue decreased by $978,819 or 10% from $9.7 million in 9M 2011 to $8.8 million in 9M 2012 due principally to the on-going construction of the new shafts which has slowed down the current production and as well attributed to a decreasing in coal demands as a result of slowing economic growth in China.

On a nine months period-to-period comparison, although the production volume decreased from about 91,456 tons in 9M 2011 to 76,837 tons in 9M 2012, our average selling price per ton increased from average $106.53 per ton in 9M 2011 to average $114.06 per ton in 9M 2012.

Cost of Sales and Gross Profit

In line with the lower sales registered, our cost of sales increased by $122,633 or 2% from $6.2 million in 9M 2011 to $6.1 million in 9M 2012. With our cost of sales per tons increased from average $67.88 per ton in 9M 2011 to average $79.20 per ton in 9M 2012 due principally to the higher labour and material costs, our company recorded a lower gross profit margin of about 31% in 9M 2012 as compared to 36% in 9M 2011.

Operating expenses

Our expenses for the nine months ended September 30, 2012 and 2011 were as follows:

	9M 2012	9M 2011
	$	$
Depreciation and amortization	135,264	150,497
General and Administrative	1,231,546	757,257
Professional Fees	290,359	437,645
Rent	51,020	30,703
Travel	77,551	68,167
Selling Expenses	218,423	305,868

Total operating expenses	2,004,163	1,750,137

Our operating expenses increased by $254,026 or 15% from $1.7mil in 9M 2011 to $2.0mil in 9M 2012, due principally to the increase in the general and administrative expenses by $474,289 or 63%as a result from the increase in staff salary and related costs, off-set by the decrease in professional fee by $147,286 or 34% from the one-off lawyer, geologist and valuation fee incurred in 2011 in preparing for the RTO and the decrease of the selling expenses by $87,445 or 29% as a result of cost control on entertainment expenses.

Other expenses and income tax

Other expenses and income tax decreased by $766,860 or 78% from $985,527 in 9M 2011 to $218,667 in 9M 2012 due principally to the significant decrease in the interest expenses subsequent to the successful debt restructuring of the interest-bearing loans of RMB49.0 million (approximately equivalent to $7.73 million) being replaced by the issuance of new ordinary shares to the unrelated debtors in pursuant to a series of transaction entered on December 29, 2011 for restructuring of certain debts.

Net income /(loss)

Following from the above, the net income decreased by $343,352 or 43% from $798,353 in 9M 2011 to $455,001 in 9M 2012.

Impact of Inflation

We believe inflation has had a net negative impact on our results of operations in 9M 2012, especially on the labor costs and raw materials. The inflation risk remained relatively high in China during 9M 2012. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

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

We estimate our general administrative expenses and working capital requirements for the next 12-months period to be as follows:

$
Interest expenses	10,000
General and Administrative	1,800,726
Professional Fees	500,240
Rent	50,982
Travel	80,863
Selling Expenses	500,925

Total Expenses	2,943,736

Liquidity and Capital Resources

Working Capital as at September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
Cash	$309,728	$614,445
Current Assets	$405,617	$741,046
Current Liabilities	$4,521,211	$4,650,605
Working Capital	$(4,115,594)	$(3,909,559)

Current asset decreased by $335,429 or 45% from $741,046 as at December 31, 2011 to $405,617 as at

September 30, 2012, due principally to the decrease of the cash balance mainly in connection for the payment of the capital expenditures on the continuous construction of the mine shafts and related mining facilities during the period in review.

Current liabilities decreased by $129,394 or 3% from $4,650,605 as at December 31, 2011 to $4,521,211 as at September 30, 2012, due principally to the settlement made on the amount due to the related party, Mr. Lin Longwen, and account payable and accrued liabilities.

Taken as a whole from the above, we have a working capital deficiency of $4.11 million as at September 30, 2012 as compared to $3.91 million as at December 31, 2011.

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

Cash Flows

For the nine months ended September 30, 2012 and 2011 respectively:

The following summarizes cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2012 and 2011:

	9M 2012	9M 2011
	$	$
Net cash generated from operating activities	1,899,143	2,492,177
Net cash used in investing activities	(1,676,747)	(3,459,057)
Net cash generated from financing activities	(462,306)	2,683,968
Cash and cash equivalents at end of period	309,728	2,271,424

In line with the lower sales registered in 9M 2012, we registered a net cash generated from operating activities of $1,899,143 in 9M 2012 as compared to $2,492,177 in 9M 2011.

The net cash used in investing activities was mainly in connection to the capital expenditure used on the construction of the mine shafts and related mining facilities, decreased from $3,459,057 in 9M 2011 to $1,676,747 in 9M 2012, due principally to the slowing down in the construction of mine shaft (the “Construction”) as the Construction is in its last phase towards expected completion at the end of 2012.

The net cash used in financing activities of $462,306 in 9M 2012 was due principally to the partial loan repayment made to the related party in 9M 2012 and the net cash generated from financing activities of $2,683,968 in 9M 2011 was due principally to the loan received from the third party to the Company as working capital.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal, especially the demand for coal in the province of Fujian . The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price from the Shangzhai coal mine was about $114.67 per ton for the nine months ended September 30, 2012 and about $108.46 per ton for the nine months ended September 30, 2011.

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

The Shangzhai coal mine produced 76,837 t and 91,456t of coal in nine months ended September 30, 2012 and 2011, respectively. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by its existing mining permit, which also allows it to mine at different mining levels. At this time, our company is not contemplating apply for any new mining permit. Rather, we will focus on obtaining permission to increase our annual production rate. The coal production in 2011 was conducted within the parameter stated in the mining permit. Because we have obtained another mining permit, which allows to produce 90,000 t/a from a new mining area, we are confident that we will be able to secure future increase to our permitted rate of production from the authorities. Currently our application to increase the rate of production has received county approval and is being reviewed by the city level government. After receive the city level approval, we will need to apply and receive the provincial level approval before the increase of our rate of production is finally approved.

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

We manage our business with a number of key personnel, namely, Longwen Lin, Peifeng Huang, Yi Zhang and Thomas Yeo, the loss of a number of whom could have a material adverse effect on us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We cannot assure you that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. We do not have “key person” life insurance to cover our executive officers. Failure to retain or attract key personnel could have a material adverse effect on us.

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

Although our common shares are currently quoted on the OTC QB Market, relatively few of our shares have been purchased or sold on that market. Even when a more active market is established, trading through the OTC QB Market is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common shares could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common shares, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our fiscal period ended September 30, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

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
Date: November 14, 2012

By: /s/ Thomas Tze Khern Yeo

Thomas Tze Khern Yeo
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: November 14, 2012