Form 10-K
period 2012-12-31
SGB International Holdings Inc.
filed 2013-04-08
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

173,118,558 shares of common stock at a price of $0.01 per share for an aggregate market value of about $1,731,196.1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of shares of common stock sold on April 8, 2013.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
373,793,578 shares of common stock are issued and outstanding as of April 8, 2013.

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

As a result of the reverse acquisition, we have assumed the business and operations of Fujian Huilong Coal Mine Co., Ltd., a wholly-owned subsidiary of Dragon International Resources Group Co., Limited. Fujian Huilong Coal Mine Co., Ltd. is a company engaged in coal production and sales by exploring, developing and mining coal properties. Fujian Huilong Coal Mine Co., Ltd. owns and operates a coal mine, located at Shangzhai Village, Yongding County, Longyan City of Fujian Province, People’s Republic of China, which has coal reserves of an estimated 1,354,000 t as of December 31, 2009, including 416,000 t proven coal reserve, and 938,000 t probable coal reserve. The current coal production was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2012 is still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”). Because the scope of Wardrop’s work on its May 2011 NI-43-101 technical report covered 5.7 km2 area of the mining permit numbered 3500000620055, which provides for an annual production rate of 90,000 t/a and is in good standing until April 2016, but Wardrop noted that Fujian Huilong production was over 200,000 t in year 2009 , over 150,000 t in year 2010, over 130,000 in 2011 and about 114,000 t in year 2012. Because of the unique geological structure and coal deposits in the Fujian Province, coal productions require a higher level of human input together with machinery to achieve a desirable rate of return, which is unlike coal deposits in Northwestern China that are more suitable for larger production using mostly large machinery. Accordingly, when a new coal mining operation applies for a permit in the Fujian Province, the typical annual production rate granted would be in the range of 60,000 t/a to 90,000 t/a. This initial annual production rate, which may be considered as a trial period production rate, may be adjusted and increases can be applied for subsequently, depending on the development of a particular mine. We initially applied for an annual production rate of 90,000 t/a for our mining permit number 3500000620055 because of this practice in the Fujian Province. We are in the process of applying to increase our annual production rate to up to 300,000 t/a. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by its existing mining permit, which also allows it to mine at different mining levels. With respect to the estimated 1,354,000 t reserves in the valid 5.7 km2 mining area, Shangzhai has confirmed that about 70% coal reserves have been assigned to the current mine shaft and mining equipment, while the rest 30% coal reserves will require sustaining capital for coal production.

The run of mine coal from underground are sold without further processing. The major application of the coal is used as solid fuel to produce heat and electricity. The coal product has a typical calorific value of around 7,000 kcal/kg, as received. The total sulfur contained in the product is typically about 0.6%, dry basis. The total moisture in the coal product is about 4.4%.

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

The registered capital of Fujian Huilong was RMB1 million as at December 31, 2010 and has been increased to and remains as RMB13.28 million as at December 31, 2011 and December 31, 2012 respectively. Fujian Huilong will set aside at least 10% of its after-tax profit until it reached the minimum 50% of its respective registered capital requirement.

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

Our Customers

We sell our coal directly to local sale contractors, and are responsible only for loading contractors’ trucks at the mine site. Subsequently, sale contractors haul coal from the mine site to consumers. For the years ended December 31, 2012 and December 31, 2011, the Company had three (2012) and four (2011) customers accounted for more than 10% of total sales representing 73% (2012) and 80% (2011) of total sales, respectively:

Name	% of the sales in FY2012	% of the sales in FY2011
Mr. Wei Mingji	29%	0%
Mr. Huang Jingyang	24%	17%
Mr. Lin Jinxiu	20%	0%
Mr. Ling Tianyun	0%	30%
Mr. Yan Dechang	0%	21%
Mr. Dai Jinsheng	0%	12%

As coal is currently a scarce commodity in Fujian province and demand is significantly higher than supply, we sell our coal on a per ton basis directly to our customers on cash basis or wire transfer payment. Our coal is generally sold to a few major individual customers and also on-site sales to other smaller customers on cash basis only. As a result, we carry a small balance of accounts receivable as at December 31, 2012. There was a significant increase of sales in 2007 through 2011 mainly driven by market demands and also due to the improvement on our productivity. Our sales personnel conduct routine customer visits and customer satisfaction surveys. We typically enter into contracts with our customers on a yearly basis, which contracts are renewable annually. These contracts do not provide for minimum purchase amount requirements. Once our coal is mined, it is typically picked up immediately by, or loaded immediately for delivery to, customers so we do not currently maintain an inventory of the mined coal.

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

We set pricing by taking into account: (i) prices in the relevant local coal markets; (ii) grade and quality of the coal; and (iii) relationships with customers. Transportation costs are normally borne by the customers. The average price for raw coal from the Shangzhai coal mine in 2012 was about US$112 per ton, which is $5 or 5% higher than the average price of about US$107 per ton in 2011.

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

Research and Development

We had no research and development expenses in 2012 and in 2011. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

Intellectual Properties and Licenses

We have no material patents, licenses or other intellectual property.

Competition

In the area where we operate the Shangzhai coal mine, there are no other coal mine operating in the Shangzhai district but there are about 4 other licensed coal mines within the Yongding County which directly compete with us: Yongding County Dakedu coal mine, Yongding County Dawanke coal mine, Yongding County Huangyoukeng coal mine and Yongding County Jiaozhi coal mine. Yongding County Dakedu coal mine has an annual production capacity of about 90,000 tons/a and the remaining competitors have an annual production capacity of about 60,000 tons/a. However, because demand for coal currently outpaces supply, we do not face any meaningful competition for the sale of our coal from the Shangzhai coal mine.

The Coal Industry Policy, issued by the National Development and Reform Commission (NDRC) in November 2007, stipulates that new coal mines and expansions of existing coal mines in Fujian Province must have a minimum output of 90,000 t/a. The approved production capacity of the Shangzhai coal mine is 90,000 t/a, which is in accordance with this policy. According to the Circular on Assigning the Plan for Closing Small Scale Coal Mines in the Last Three Years of the ‘Eleventh Five Year’ Period issued by the NDRC, National Energy Bureau, State Administration of Work Safety, and the State Administration of Coal Mine Safety in October 2008, Chinese coal mines with an annual production capacity of less than 300,000 t/a are considered to be small-scale coal mines and will be closed, merged, or limited; there was plans to reduce the number of small-scale coal mines in Fujian Province and our mine is not expected to be one of the affected one.

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

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in Fujian Province, as well as statutory reserves which coal producers are required to set aside. Such taxes, fees and statutory reserves as applicable to our company at December 31, 2012 which coal company has to purchase and pay RMB 165 per tons to the local Coal Management Authority that set out the relevant tax rate as follows:

Item	Base	Rate
Corporate income tax	Taxable income	about US$0.85 per ton (equivalent to RMB 5.5 per ton)
VAT	Revenue from domestic sales	about US$3.62 per ton (equivalent to RMB 23.4 per ton)
City construction tax	Amount of VAT and business tax	About US$0.18 per ton (equivalent to RMB 1.17 per ton)
Education surcharge	Amount of VAT and business tax	About US$0.15 per ton (equivalent to RMB 0.94 per ton)
Stamp duty fee	Proceeds from the sale of coal	About US$0.01 per ton (equivalent to RMB 0.05 per ton)
Resource tax	Volume of raw coal produced	About US$0.39 per ton (equivalent to RMB 2.5 per ton)
General fund (comprise of safety fund, maintenance fund, environmental fund and forestry fund)	Volume of raw coal produced	About US$19.93 per ton (equivalent to RMB 128.94 per ton)
Individual income tax	Volume of raw coal produced	About US$0.39 per ton (equivalent to RMB 2.5 per ton)

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

Employees

As of December 31, 2012 and 2011, we had approximately 112 and 120 respectively of management staff including our President, Chief Executive Officer and Chief Financial Officer, for our mine and administrative office located in Fujian Province. We also had about 900 and 600 miners respectively working underground who belong to third party sub-contractors. The working schedule for these contract miners is three shifts per day for 260 days per year. None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good. We do not have insurance for industry-related accident. For any accident-related costs below RMB50,000 is to be borne by the third party subcontractors. For any accident-related costs above RMB50,000, 95% of such costs is to be borne by our company and the remaining 5% is to be borne by the third party sub-contractors.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal, especially the demand for coal in the province of Fujian. The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price from the Shangzhai coal mine was about US $107 per ton in 2011 and about US $112 per ton in 2012.

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

Pursuant to the Provisional Regulations on Value-Added Tax of the PRC, promulgated by the State Council on December 13, 1993, as amended on November 5, 2008 (effective on January 1, 2009), and the Rules for Implementation of Provisional Regulations on Value-Added Tax of the PRC, promulgated on December 25, 1993 and amended on December 15, 2008 (effective on January 1, 2009), all entities and individuals engaged in selling goods, providing repair and placement services or importing goods into the PRC are generally subject to a value-added tax, or VAT, at a rate of 17% of the gross sales proceeds received (with the exception of certain goods which are subject to a rate of 13% or lower), less any VAT already paid or borne by the taxpayer on goods or services purchased and utilized in the production of goods or provision of services that have generated the gross sales proceeds. Fujian Huilong is subject to such value-added tax but according to local regulations, the local Coal Management Authority is the government authority responsible for collecting VAT as part of the approximately US$18.56 or RMB 120 per ton for all taxes, fees and statutory reserves payable by Fujian Huilong. The amount of VAT imposed by the local Coal Management Authority is about US$3.62 or RMB 23.4 per ton. The understanding of Fujian Huilong that the local Coal Management Authority is responsible for collecting VAT payment is for an indefinite period and rate is subject to adjustment by the local Coal Management Authority from time to time. For the last three years, the local Coal Management Authority has not adjusted the rate of VAT that they have imposed on our company. As compared to the rate of VAT applicable to other businesses subject to VAT rate of 17% on their gross proceeds received, our company’s effective VAT rates was 3.41% in FY2011 and 3.33% in FY2012. However, because the local Coal Management Authority is able to adjust the VAT rate unilaterally and arbitrarily, there is no assurance that the local Coal Management Authority will not impose materially higher VAT rate on our company in the future.

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

The Shangzhai coal mine produced 134,668 t and 114,000 t of coal in 2011 and 2012, respectively. According to Wardrop Engineering Inc., the Shangzhai coal mine should have a production capacity of only 90,000 t/a under the current valid mining permit. Government authorities may order the Shangzhai coal mine to be closed or limited at any time, since the area of active mining currently exceeds the limits of the mining permit. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by its existing mining permit, which also allows it to mine at different mining levels. At this time, our company is not contemplating apply for any new mining permit. Rather, we will focus on obtaining permission to increase our annual production rate. The coal production in 2011and 2012 was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2012 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (“Wardrop”). Because we have obtained another mining permit, which allows to produce 90,000 t/a from a new mining area, we are confident that we will be able to secure future increase to our permitted rate of production from the authorities. Currently our application to increase the rate of production has received county approval and is being reviewed by the city level government. After receive the city level approval, we will need to apply and receive the provincial level approval before the increase of our rate of production is finally approved.

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

The Renminbi is not a freely convertible currency at present. We receive all of our revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises, including sino-foreign joint ventures, are no longer subject to the approval of SAFE, but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a “current account transaction.” Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, we can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government. We do not anticipate problems in obtaining foreign currency to satisfy our requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict us from freely converting Renminbi in a timely manner. If such shortages or change in laws and regulations occur, we may accept Renminbi, which can be held or re-invested in other projects.

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

Because Longwen Lin, Zifu Lin and Chuanzhen Lin, control a large percentage of our common shares, they have the ability to influence matters affecting our shareholders.

Zifu Lin and Chuanzhen Lin, each beneficially directly own 17.2% and Longwen Lin directly owned 53.1% of the issued and outstanding common shares of our company as at December 31, 2012. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors and the acquisition or disposition of our assets. Because they control such shares, our shareholders will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Messrs. Lin could result in management making decisions that are in their best interest and not in the best interest of our shareholders, our shareholders may lose some or all of the value of their investments in our common shares.

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

Although our common shares are currently quoted on the OTCQB Market, relatively few of our shares have been purchased or sold on that market. Even when a more active market is established, trading through the OTCQB Market is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common shares could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common shares, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common shares.

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

The Shangzhai coal property is comprised of a mining license about 5.7 km2 in area. Currently, we are producing about 150,000 t of coal annually from eight coal seams in two underground operating areas. We applied for a new mining permit to expand our mining area to 7.5 km2 in order to increase the amount of coal mined. As of May 13, 2011, we obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by our existing mining permit, which also allows us to mine at different mining levels.

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

Year	Annual Sale and Production Volume (t)	Average Sale Price (US$)
2010	156,303	87
2011	134,668	107
2012	114,000	112

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

Based on the report of Wardrop Engineering Inc. dated May 10, 2011, the total remaining coal reserve at the end of 2009 was 1,354,000 t, including 416,000 t of proven coal reserve, and 938,000 t of probable coal reserve. Modified factors mainly include a 25% coal pillar loss rate, 85% panel recovery rate, and 5% dilution rate. Because most of the annual production of 150,000t in year 2010 was produced outside of the 5.7 km2 area covered by our valid mining permit (permit number: 3500000620055), the coal reserve estimate as of December 31, 2010 remained at approximately 1,354,000 t. The coal production of 134,668 t in 2011 was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2012 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”). Because the scope of Wardrop’s work on the NI-43-101 technical report covered 5.7 km2 area of the mining permit numbered 3500000620055, which provides for an annual production rate of 90,000 t/a and is in good standing until April 2016, but Wardrop noted that Fujian Huilong’s production was over 200,000 t in year 2009 and about 150,000 t in year 2010, and that portions of Fujian Huilong’s mine development were situated outside the boundaries of the 5.7 km2 mining permit, accordingly, it was Wardrop’s opinion that Shangzhai should renew the mining permit as soon as possible to verify the legality and safety of the mine. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by its existing mining permit, which also allows it to mine at different mining levels. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by its existing mining permit, which also allows it to mine at different mining levels.

Summary of Underground Coal Reserves as of December 31, 2010(1)

Classified Coal Reserves (t)		Total Coal Reserves (t)
Proven	Probable
416,000	938,000	1,354,000

Note

(1) The remaining coal reserve as of December 31, 2012 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”)

Our Mining Operations

The Shangzhai coal property is comprised of Mining Licence No. 3500000620055, is 5.7 km2 in area and is held in the name of Fujian Huilong. This licence includes an earlier, smaller licence that is approximately 2.7 km2 in area. The licence was issued in April 2006 and remains in good standing until April 2016. As of May 13, 2011, we have obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by our existing mining permit, which also allows us to mine at different mining levels.

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

Since 2007, the Shangzhai coal mine production capacity has been progressively increased from approximately 50,000 t/a to 240,000 t/a, with the exception of a decrease in 2010 to 156,000 t/a and further decrease in 2012 to 114,000t/a due to the continuous construction of mining shafts and other facilities. Most of the coal was produced from the Southern area, since mine development was not finished in the Northern area. However, we performed a lot of mine development in the Northern area, which is not subject to the existing mining permit, and prepared more than enough working places for extending the permitted production capacity.

Although the mine produced more than 100,000 t of coal from 2009 to 2012, this production capacity may not be sustainable because portions of the mine development are situated outside the boundaries of the valid mining permit. According to Wardrop Engineering Inc., the Shangzhai coal mine should have a production capacity of only 90,000 t/a under the current valid mining permit. Government authorities may order the Shangzhai coal mine to be closed or limited at any time, since the area of active mining currently exceeds the scope of the mining permit. However, our management believes that this risk has been minimized since as of May 13, 2011, we have obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by our existing mining permit, which also allows us to mine at different mining levels. We initially applied for a mining permit covering an area of 7.5 km2, including area covered by our past active mining operations. The new mining permit issued to us covers an area of 6.8 km2, which is the 7.5 km2 area we applied for less the area exhausted by our past mining activities. After receiving this new mining permit, we intend to conduct our mining operations only within the areas covered by our valid mining permits.

Our annual permitted mine production rate increased gradually since 2006 from 60,000 t/a to the current 90,000 t/a with full support of the local mining authorities. At the annual permitted mine production rate of 90,000 t/a, our mine operation is consider larger than the local artisan mining operations, which are target of government enforcement. As we expanded of our actual mine production beyond the 90,000 t/a, our mine production infrastructure has also been steadily developed to support the excess production. It is our management’s view that our current mine development can support an annual production of 300,000 t/a. Our management’s view of our production capability being 300,000 t/a is based on the facts that when we expanded our mining operation through the years, we have developed our mine production infrastructure with a goal of exceeding 300,000 t/a and also that we were able to produce 134,668t and 114,000 of coal for years 2011 and 2012 respectively. Our management is also of the view that this annual production capability of 300,000 t/a is based on mining operations only in the areas covered by current valid mining permits. We intend to and are in the process of applying for an increase to our annual permitted mine production rate to 300,000 t/a in stages over the next few years. The application process includes submitting an application and plan for the production increase, followed by the review of records and inspection by officials onsite. The factors in determining whether an application to increase annual production rate would be approved include past production records, actual production capacity, adequacy of equipment and infrastructure and past safety records. The government authorities may approve increase annual production rate in stages and with requirements of trial period. Because of the condition of our mining operation, we are confident that we will be able to secure future increase to our permitted rate of annual production from the authorities, if not directly to 300,000 t/a, to a rate of 180,000 t/a as the first stage increase. The likelihood of the authorities shutting down our mine for non-compliance is relatively small. In May of 2011, we also obtained a new mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by its existing mining permit, which also allows it to mine at different mining levels. This new mining permit also allows us to produce at an annual production rate of 90,000 t/a from the area covered by this ming permit. Accordingly, we are currently able to produce 90,000 t/a from each of the areas covered by our two mining permits. Should the authorities indicate to us that strict compliance with permitted mine production rate is required, we intend to limit our mine production to 90,000 t/a from each of the areas covered by our two mining permits until such time when our annual permitted mine production rate is increased.

Wardrop Engineering Inc. estimated that the Shangzhai coal mine had a remaining coal reserve of 1,354,000 t as of Dec 31, 2009. Because most of the mining activity in 2010 was performed outside the area covered by our valid mining permit, the remaining coal reserve in the 5.7 km2 area is essentially the same as that at the end of 2009. The coal production of 134,668 t in 2011 was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2011 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”).Wardrop recommends that Shangzhai should renew the mining permit as soon as possible to verify the legality and safety of the mine. As of May 13, 2011, we obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by our existing mining permit, which also allows us to mine at different mining levels. Under the current valid mining permit, the life of mine will be approximately 15 years at a production rate of 90,000 t/a. The life of mine will be re-evaluated when Shangzhai renewed its mining permit with updated mining area and production rate. The remaining coal reserve as of December 31, 2012 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”)

Growth Strategy

We plan to increase our coal reserves by: (i) performing further exploration programs in the current valid mining permit to upgrade our coal resources into the coal reserves; and (ii) expanding the mining boundary, and conducting corresponding feasibility studies with a new mining permit to increase the coal reserves. As of May 13, 2011, Shangzhai has obtained a mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by its existing mining permit but also allows it to mine at different mining levels. We expended approximately US$78,125 (RMB500,000) to retain Fujian Province Coal Exploration Team 8 to investigate preliminarily the geological characteristics, coal seam distribution, structure, thickness, lithology and formation. A preliminary coal resource estimate has been completed on this 6.83 km2 mining area. In addition, we also expended approximately US$70,313 (RMB450,000) to commission Fujian Huaxia Architecture Design Institute to complete a 300,000 t/year feasibility study. Shangzhai is planning to update the current NI 43-101 report prepared by Wardrop beginning in November of 2011 to incorporate the coal resource and reserves in the 6.83 km2 area, which is expected to be in compliance with the CIM standards (the standards set forth by Canadian Institute of Mining, Metallurgy and Petroleum). We anticipate that we will need to spend approximately US$60,000 to update the NI 43-101 report. We anticipate that the updated NI 43-101 report will be finalized by June 2012. The National Instrument 43-101 is a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects, designed to improve the accuracy and integrity of the information provided by mining issuers.

Permits and Other Regulatory Requirements

Permits

We operate the Shangzhai coal mine pursuant to the following 7 permits:

Name of Permit	Permit No.	Expiry Date	Limits (Area)	Issued by
Business Licence	350000100007198	August 2035	N.A.	Administration for Industry and Commerce of Fujian Province
Certificate of Organization Code	77753680-8	August 2012	N.A.	Fujian Bureau of Quality and Technical Supervision
Tax Licence	350822777536808	Permanent	N.A.	Tax Department of Fujian Province
Mining Permit	*3500000620055	April 2016	5.7 km2 & above +328 masl	Natural Resource Department of Fujian Province
Mining Permit	C3500002011051120112047	May 2021	6.8 km2 from 700 m to -300 m	Natural Resource Department of Fujian Province
Coal Production Permit	203508220136	December 2031	N.A.	Economic and Trade Commission of Fujian Province

Safety Production Permit	(2005)F107(G1)	February 2016	N.A.	Coal Mine Safety and Supervision Department of Fujian Province

*Note: the scope of Wardrop’s work is limited to the area covered by mining permit 3500000620055 only.

Wardrop Engineering Inc. recommended that we should renew and expand the mining permit as soon as possible to guarantee that mine production is legal and to ensure safe operation. We submitted applications to the authorities to expand our mining area for an additional 7.5 km2 and increase production capacity in May of 2010. As of May 13, 2011, we have obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by our existing mining permit, which also allows us to mine at different mining levels.

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

The mine production in 2009 exceeded the permitted production capacity, as well as using a newly constructed coal gangue storage facility that may result in a fine up to about US$31,250 (equivalent to RMB 200,000) and temporarily shut-down of mine operation. The management is of the view that the likelihood of our company being fined or our mine operation being temporarily shut-down because of the use of the newly constructed coal gangue storage facility is small because we have already paid the first instalment of the Ecological Environment Rehabilitation Deposit, which we believe is being applied to ensure our use of the newly constructed coal gangue storage facility will not have severe environmental impact. Another material level risk is the lack of the firefighting design approval or firefighting completion inspection approval has not been presented during the site visit made by ERM, retained by Wardrop to undertake an EHS and community review of the Shangzhai Mine which is part of the independent technical report in accordance with the NI 43-101. The lack of firefighting design approval may result in a fine up to about US$46,875 (equivalent to RMB 300,000) and shut-down for non-compliance with the firefighting law. The original firefighting approval documents had been submitted to and filed in Longyan Coal Administrator Bureau in the application progress for the previous expansion in 2008 on the 5.7 km2 area. Fujian Huilong provided the 2008 expansion approval document issued by Longyan Coal Administrator Bureau “Longmeianjian 2008 (34)”. The approval and inspection occurred in the 5.7 km2 area covered by our mining permit No. 3500000620055. We believe that the risks of not receiving the environmental, health and safety approvals in connection with our coal mining operations outside of the area of your mining permits are now minimal because we have obtained the mining permit for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by our existing mining permit, which also allows it to mine at different mining levels, and we intend to limit our mining operations the areas covered by our mining permits only in the future. The file shows the inspection and acceptance for the 5.7 km2 area covered by mining permit No. 3500000620055 were made in four disciplines: i) safety, ii) mining, iii) ventilation, including methane monitoring system and firefighting system, and iv) mechanics and electrical. Because the approval document issued by Longyan Coal Administrator Bureau “Longmeianjian 2008 (34)” indicated inspection and acceptance of “methane monitoring system and firefighting system”, we believe the likelihood of our company being fined for lack of firefighting design approval is relatively small. We also believe that the inspection and acceptance in the approval document covers firefighting design approval and we currently have no intention of applying for firefighting design approval. The inspection and acceptance for the 6.8 km2 area covered by mining permit C3500002011051120112047 in the following four disciplines: i) safety, ii) mining, iii) ventilation, including methane monitoring system and firefighting system, and iv) mechanics and electrical, is underway right now and we anticipate that we will receive final acceptance in all four disciplines by June of 2012. We believe that because the inspection and acceptance in the four disciplines described above cover firefighting design approval, we will not need to apply separately for firefighting design approval. Accordingly, we currently have no intention of applying for firefighting design approval for the 6.8 km2 area covered by mining permit C3500002011051120112047.

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

ITEM 4. MINE SAFETY DISCLOSURES

Under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and under the SEC's recently adopted Item 104 of Regulation S-K, each operator of a coal or other mine is required to include disclosures regarding certain mine safety results in its periodic reports filed with the SEC. The operation of the our quarries is subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977. We do not own any mines in the United States and as a result, this information is not required. Please refer to the subheading “Mining Safety” beginning on page 17.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common shares are quoted on the OTCQB Venture Marketplace of the OTC Markets Group Inc. Our symbol is “SGBHF” and our CUSIP number is 78417V 104.

Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTCQB Market. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter End	Bid High	Bid Low
12/31/2012	$0.00	$0.00
09/30/2012	$0.00	$0.00
06/30/2012	$0.00	$0.00
03/31/2012	$0.00	$0.00
12/31/2011	$0.00	$0.00
09/30/2011	-	-
06/30/2011	$0.16	$0.00
03/31/2011	$0.10	$0.00

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer Company 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119 (702) 361-3033.

Holders of Common Stock

As of April 8, 2013, there were 79 holders of record of our common stock. As of such date, 373,793,578 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During our fiscal year ended December 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2012.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2012.

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations of SGB International

For the years ended December 31, 2012 and 2011

The following table sets forth the consolidated financial statements of the Company for the years ended December 31, 2012 and 2011.

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	$	% of Sales	$	% of Sales
Net sales	12,718,068	100%	14,353,067	100%
Cost of sales	9,068,615	71%	8,782,818	61%
Gross profit	3,649,453	29%	5,570,249	39%
Operating expenses	3,018,925	24%	2,521,421	18%
Profit from operations	630,528	5%	3,048,828	21%
Other items and income tax	90,823	1%	1,354,353	9%
Net income	539,705	4%	1,694,475	12%

Net Sales

Our revenues are derived from the sales of coal. The overall revenue decreased by $1.63 million or 11% from $14.35 million in 2011 to $12.72 million in 2012, in line with the decrease of the production volume by 20,667 tons or 15% from about 134,668 tons in 2011 to about 114,001 tons in 2012. We have yet to attain the full production capacity in 2012 due mainly to the on-going construction of the new shafts which has slowed down the mining production.

Despite the lower production volume registered in 2012 as compared to 2011, our average selling price increased by $5 per ton or 5% from about $107 per ton in 2011 to about $112 per ton in 2012 mainly due to higher market demands.

Cost of Sales

Cost of sales increased by $0.29 million or 3% from $8.78 million in 2011 to $9.07 million in 2012, principally due to the increase of certain raw material, labour costs and overhead costs in 2012. Accordingly, the average cost per ton increased by $14 per ton or 22% from about $65 per ton in 2011 to about $79 per ton in 2012.

Gross Profit

In line with the higher costs registered, our gross profit decreased by $1.92 million or 34% from $5.57 million in 2011 to $3.65 million in 2012 which resulted in a lower gross profit margin of 29% registered in 2012 as compared to 39% in 2011.

Operating Expenses

Operating expenses increased by $0.50 million or 20% from $2.52 million in 2011 to $3.02 million in 2012, due principally to the increase of salary for the management team and higher operating costs.

We anticipate that considerable costs of approximately $200,000 per year will be incurred and significant management time and other resources will be used in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Other items and income tax

Other items and income tax represent the interest, other operating expenses and income tax which decreased by about $1.26 million or almost doubled from about $1.35 million in 2011 to about $91,000 in 2012, due to the decrease of an interest bearing loan of RMB49.00 million being replaced by an issuance of 128,769,132 new ordinary shares to the unrelated debtors for US$0.06 per share in pursuant to a debt-to-equity conversion agreement on December 29, 2011.

Net Income

With the lower gross profit and higher operating expenses recorded in 2012, the net income decreased by about $1.15 million or 68% from $1.69 million in 2011 to $0.54 million in 2012.

Impact of Inflation

We believe inflation has had a net negative impact on our results of operations in 2012. The average inflation rate in China was at 2.62% in 2012 relative to an average inflation rate in China during of 5.53% in 2011. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

Liquidity and Capital Resources

Working Capital at December 31, 2012 and 2011

	2012	2011
Current Assets	$536,127	$741,046
Non-Current Assets	$22,070,929	$21,597,580
Total Assets	$22,607,056	$22,338,626

Current Liabilities	$4,486,599	$4,650,605
Non-Current Liabilities	$137,840	$196,062
Total Liabilities	$4,624,439	$4,846,667

Working Capital (Deficit)	$(3,950,472)	$(3,909,559)

Current assets decreased by $0.20 million or 28% from $0.74 million as at December 31, 2011 to $0.54 million as at December 31, 2012, principally due to the decrease of cash and cash in bank which was mainly used as working capital for payment of the daily operating expenses and as capital expenditure for the on-going construction of the new shafts.

Current liabilities decreased by $0.16 million or 3% from $4.65 million as at December 31, 2011 to $4.49 million as at December 31, 2012, principally due to the settlement made by the Company during the year on the amounts due to a related party. As a result, the amounts due to a related party (Mr. Lin Longwen, the Chairman, CEO and Controlling Shareholders of the Company) decreased from $3.02 million as at December 31, 2011 to $2.11 million as at December 31, 2012.

Taken as a whole of the above, we registered a reduced deficit working capital of $3.95 million in as at December 31, 2012 compared to $3.91 million as at December 31, 2011.

Cash Flows

For the years ended December 31, 2012 and 2011

	2012	2011
Net cash provided by operating activities	$2,629,790	$4,732,737
Net cash used in investing activities	$(1,992,125)	$(4,725,823)
Net cash provided by financing activities	$(803,032)	$31,540
Cash and cash equivalents at end of year	$440,308	$614,445

The net cash provided by operating activities decreased by $2.10 million or 44% from $4.73 million in 2011 to $2.63 million in 2012, due principally to the lower sales and higher operating costs registered in 2012.

Net cash used in investing activities decreased by $2.73 million or 58% from $4.73 million in 2011 to $1.99 million in 2012 as the construction of mine shafts and facilities is almost near completion.

We registered net cash used in financing activities of $0.80 million in 2012 vis-à-vis net cash generated by financing activities of about $0.32 million in 2011. Net cash provided by financing activities in 2011 was mainly due from proceeds collected from capital contribution and net-off with settlement made by the Company for the term loan and amounts due to Mr. Lin Longwen. Net cash used in financial activities in 2012 was used for payment to Mr. Lin Longwen’s outstanding loans.

Taken as a whole, our cash and cash equivalents as at December 31, 2012 decreased by $174,137 or 28% from $614,445 as at December 31, 2011 to $440,308 as at December 31, 2012.

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
FOR THE YEAR ENDED DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SGB International Holdings Inc.

We have audited the consolidated balance sheets of SGB International Holdings Inc. (the “Company”) as at December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, cash flows and stockholders’ equity, for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2012 and 2011 and the result of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada
March 27, 2013	Chartered Accountants

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

		2012	2011
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	4	440,308	614,445
Receivables	5	55,952	97,931
Prepaid expenses and deposits	6	39,867	28,670

Total Current Assets		536,127	741,046

Non-current Assets
Prepaid expenses and deposits	6	672,704	507,863
Property, equipment and mine development costs	7	21,063,400	20,735,551
Intangible assets	8	334,825	354,166

Total Non-current Assets		22,070,929	21,597,580

Total Assets		22,607,056	22,338,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued liabilities	9	1,814,738	1,410,772
Asset retirement obligation	10	257,139	171,404
Amounts due to a related party	11	2,106,747	3,019,409
Deferred revenue		108,428	-
Term loan – current	12	199,547	49,020

Total Current Liabilities		4,486,599	4,650,605

Non-current Liabilities:
Asset retirement obligation	10	127,780	186,268
Term loan	12	10,060	9,794

Total Non-current Liabilities		137,840	196,062

Total Liabilities		4,624,439	4,846,667

Stockholders’ Equity
Common stocks	13	9,138,544	1,412,396
Stocks to be issued	13	-	7,726,148
Contributed surplus		100,000	100,000
Reserve		650,182	429,769
Retained earnings		7,527,909	7,208,617
Accumulated other comprehensive income		565,982	615,029
Total Stockholders’ Equity		17,982,617	17,491,959

Total Liabilities and Stockholders’ Equity		22,607,056	22,338,626

The accompanying notes are an integral part of these consolidated financial statements.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)
	2012	2011
	$	$
Revenue	12,718,068	14,353,067
Cost of revenue	(9,068,615)	(8,782,818)

Gross profit	3,649,453	5,570,249

Selling expenses	(280,466)	(112,721)
General and administrative	(2,738,459)	(2,408,700)

Total operating expenses	(3,018,925)	(2,521,421)

Net income from operations	630,528	3,048,828

Other items:
Interest expense	(8,956)	(1,223,895)
Other expense	(37,811)	(15,557)
Other income	55,263	-
	8,496	(1,239,452)

Income before income tax expense	639,024	1,809,376

Income tax expense	(99,319)	(114,901)

Net income	539,705	1,694,475

Foreign currency translation adjustment	(49,047)	466,105

Comprehensive income	490,658	2,160,580

Earnings Per Share – Basic and Diluted	0.01	0.01

Weighted Average Shares Outstanding – Basic and Diluted	323,344,302	236,230,417

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)
	2012	2011
Cash flows from operating activities	$	$

Net income	539,705	1,694,475

Items not involving cash:
Depreciation & amortization	1,658,832	1,538,813
Interest expense	27,142	31,791
Imputed interest from a related party	-	100,000
Loss on retirement of fixed assets	28,224	-

Changes in non-cash working capital:
Receivable	42,117	(5,783)
Prepaid expenses and deposit	(175,529)	1,771,772
Accounts payable and accrued liabilities	401,103	(353,120)
Deferred revenue	108,196	(45,211)

Net cash provided by operating activities	2,629,790	4,732,737

Cash flows from investing activities

Purchase of property, equipment and mine development costs	(1,992,125)	(4,725,823)

Net cash (used in) investing activities	(1,992,125)	(4,725,823)

Cash flows from financing activities

Capital contribution	-	1,284,917
Increase (decrease) of term loan	20,021	(465,513)
Cash provide in connection with acquisitions	-	4,285
Amounts due to related parties	(823,053)	(792,149)

Net cash provided by (used in) financing activities	(803,032)	31,540

Increase (decrease) in cash and cash equivalents	(165,367)	38,454
Effect of exchange rate changes on cash	(8,770)	49,427
Cash and cash equivalents – beginning of year	614,445	526,564

Cash and cash equivalents – end of year	440,308	614,445

Supplemental disclosure of cash flow information:

Income taxes paid	99,319	114,901

Interest expenses paid	9,736	1,887,656

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common shares						Accumulated	Total
			Stocks to	Contributed	Reserve	Retained	other	stockholders’
	Shares	Amount	be issued	surplus		earnings	comprehensive	equity
							income
		$	$	$	$	$	$	$

Balance at December 31, 2010 (Restated)	220,522,000	123,913	-	-	71,725	5,872,186	148,924	6,216,748

Recapitalization – Dragon International	-	1,277,694	-	-	-	-	-	1,277,694
Recapitalization – SGB	24,502,446	10,789	-	-	-	-	-	10,789
Settlement of debt	-	-	7,726,148	-	-	-	-	7,726,148

Imputed interest from a related party	-	-	-	100,000	-	-	-	100,000
Net income for the year	-	-	-	-	-	1,694,475	-	1,694,475
Appropriation to reserve	-	-	-	-	358,044	(358,044)	-	-

Currency translation adjustments	-	-	-	-	-	-	466,105	466,105
Balance at December 31, 2011	245,024,446	1,412,396	7,726,148	100,000	429,769	7,208,617	615,029	17,491,959

Net income for the year	-	-	-	-	-	539,705	-	539,705
Appropriation to reserve					220,413	(220,413)
Shares issued	128,769,132	7,726,148	(7,726,148)	-	-	-	-	-
Currency translation	-	-	-	-	-	-	(49,047)	(49,047)
Balance at December 31, 2012	373,793,578	9,138,544	-	100,000	650,182	7,527,909	565,982	17,982,617

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

1	ORGANIZATION AND PRINCIPAL ACTIVITIES

SGB International Holdings Inc. (“SGB” or the “Company”) was incorporated in British Columbia, Canada on November 6, 1997. Through its subsidiary, the Company is engaged in coal production and sales by exploring, developing, and mining coal properties in China.

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

Prior to the above noted RTO, and on February 21, 2011, pursuant to a share transfer agreement, Dragon International completed the acquisition of Fujinan Huilong Coal Mine Co., Ltd. (“Fujian Huilong”) (formerly known as Yongding Shangzhai Coal Mine Co., Ltd.), a People’s Republic of China corporation and was incorporated on August 4 2005. Upon the completion of the acquisition, Fujian Huilong became the wholly-owned subsidiary of Dragon International and the control in substance was not changed. For accounting purposes, the acquisition has been accounted for using the continuity of interest method, which recognizes Fujian Huilong as the successor. The net assets of Dragon International prior to the acquisition has been accounted as recapitalization as at the date of acquisition.

In connection with the above acquisitions, the 2011 comparative consolidated financial statements included the operations of SGB, Dragon International and Fujian Huilong for the periods from May 12, 2011 to December 31, 2011, periods from February 21, 2011 to December 31, 2011 and for the year ended December 31, 2011, respectively.

The Company and its subsidiaries are considered to be operating in one segment based on its organizational structure and strategic decision making method.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2012 and 2011, the Company had working capital deficiency of $3,950,472 and $3,909,559, respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) the major and controlling shareholder has undertaken that payment on the amounts due to him of $2,106,747 (2011: $3,019,409) as at December 31, 2012 will only be made if the Company has surplus cash after paying for the operations and capital expenditure; (ii) stable client base and strong coal demands in Fujian Province ensure revenue can be continue to generate from the existing coal mine operation; and (iii) to raise equity financing as required; and (iv) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

Fujian Huilong, a People’s Republic of China corporation incorporated on August 4, 2005.

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign currency translation

The Company’s functional currency and presentation currency is Canadian dollars (“CAD”) and U.S. dollars, respectively. The Company’s subsidiaries’ functional currencies are Hong Kong dollars (“HKD”) for Dragon International and Chinese RMB (“RMB”) for Fujian Huilong.

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

Cash and cash equivalents

Cash and cash equivalents include those short-term money market instruments which are highly-liquid investments and readily convertible into cash with a term to maturity of 90 days or less when acquired. As of December 31, 2012 and 2011, cash and cash equivalents consisted of cash only.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

As at December 31, 2012 and 2011, the Company carried no inventories.

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

Costs for mineral properties and mine development incurred to expand capacity of operating mines or to develop new mines are capitalized and charged to operations using the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures but up to the Company’s allowable quotas set by the local government. Mine development costs include costs incurred for site preparation and development of the mines during the development stage.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

3	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Intangible asset

Intangible asset represents the coal mining right and is recorded at cost less accumulated amortization. Amortization is provided using the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures but up to the Company’s allowable quotas set by the local government.

Asset impairment and disposal of long-lived assets

Long-lived assets, such as property, equipment and mine development costs, owned and leased mineral rights and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed would separately be presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the consolidated balance sheets.

Asset Retirement Obligation

Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company's operations. The Company's asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage and perform other related functions at underground mines. The Company records these reclamation obligations at fair value in the period in which the legal obligation associated with the retirement of the long-lived asset is incurred. When the liability is initially recorded, the offset is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset using the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures but up to the Company’s allowable quotas set by the local government. To settle the liability, the obligation is paid, and to the extent there is a difference between the liability and the amount of cash paid, a gain or loss upon settlement is recorded. The Company annually reviews its estimated future cash flows for its asset retirement obligations.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

Borrowing costs

Borrowing costs are capitalized as part of the cost of a qualifying asset if they are directly attributable to the acquisition, construction or production of that asset. Capitalization of borrowing costs commences when the activities to prepare the asset for its intended use or sale are in progress and the expenditures and borrowing costs are incurred. Borrowing costs are capitalized until the assets are substantially completed for their intended use or sale. All other borrowing costs are expensed in the period in which they occur. Borrowing costs consist of interest and other costs that an entity incurs in connection with the borrowing of funds.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

3	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Earnings per share

Basic earnings per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC Topic 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As at December 31, 2012 and 2011, the basic earnings per share is equal to diluted earnings per share as there were no dilutive instruments outstanding as at December 31, 2012 and 2011.

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

Fair value of financial instruments

The estimated fair values for financial instruments under ASC Topic 825-10, Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of the Company’s financial instruments includes cash and cash equivalents, receivables, accounts payable and accrued liabilities, asset retirement obligation, due to a related party and term loan. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

For the years ended December 31, 2012 and 2011, the fair value of cash and cash equivalents was measured using Level one inputs.

The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and amounts due to a related party approximate their respective fair values due to the short-term nature of these instruments. The book value of asset retirement obligation and term loan as at December 31, 2012 and 2011 approximates the fair value. Items identified are measured at fair value on a recurring basis.

There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2012 and 2011.

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

The Company allocated $220,413 and $358,044 from after-tax net earnings to statutory surplus reserve for the years ended December 31, 2012 and 2011, respectively.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

3	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New accounting pronouncements adopted

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted ASU 2011-04 on January 1, 2012 and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The Company adopted ASU 2011-05 on January 1, 2012 and the adoption did not have a material impact on the Company’s financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”. ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The Company adopted ASU 2011-08 on January 1, 2012 and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

3	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In July, 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic). ASU 2012-02 amends the required annual impairment testing of indefinite-lived intangible assets by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount, then performing the two-step impairment test under Topic 350-30 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-30-35-18F by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-30-35-19. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments do not change the current requirements for reporting net income or oother comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012.The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

4	CASH AND CASH EQUIVALENTS

	2012	2011
	$	$

Cash denominated in Chinese RMB	435,267	576,842
Cash denominated in Canadian or Hong Kong Dollars	5,041	37,603

	440,308	614,445

As at December 31, 2011 and 2012, the Company has cash and cash equivalents placed with banks or held by its subsidiary in the People’s Republic of China denominated in Chinese Renminbi (“RMB”) amounting to RMB 2,742,227 (2011: RMB 3,634,627) where the remittance of funds to jurisdictions outside the PRC is subject to certain government rules and regulations on foreign currency controls. Under the People’s Republic of China’s Foreign Exchange Control Regulations and Administration of Settlement, Sale and Payment of Foreign Exchange Regulations, the Company is permitted to exchange RMB for foreign currencies but may require approval of governmental authorities or designated banks in the PRC.

5	RECEIVABLES

	2012	2011

	$	$

Trades receivable (i)	33,406	49,853
Employee receivable (ii)	13,174	36,991
Tax receivable	5,276	8,156
Others	4,096	2,931

	55,952	97,931

Notes:

(i) The Company does not hold any collateral over these balances. The average age of these receivable are 30 days.

(ii) Unsecured, interest free and repayable on demand

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

6	PREPAID EXPENSES AND DEPOSITS

	2012	2011
	$	$

Prepaid construction material and labour costs (i)	60,126	-
Safety risk deposit (ii)	158,728	158,707
Prepaid mining license fee (iii)	453,850	349,156
Prepaid rental fee	17,920	22,749
Other prepaid expense	21,947	5,921

Subtotal	712,571	536,533
Current portion	(39,867)	(28,670)

Non-current	672,704	507,863

Notes:

(i)	The payment relates to the new shaft under construction during the year ended December 31, 2012.

(ii)

On August 26, 2005, an one-off safety risk deposit equivalent to RMB 1.0 million was paid to the Yongding County Coal Development Company as a representative of the Yongding County Coal Industry Management Bureau according to the Yongding County Coal Mine Safety Risk Deposit Management Measures (effective as of July 1, 2005).

(iii)

The prepayment (equivalent to RMB 2,859,300 as at December 31, 2012 and RMB 2,200,000 as at December 31, 2011) associated with issuance of our new mining permit on the new extended mining area obtained in May 2011. The exact total fees payable and payment terms for issuance of the new mining permit is expected to be known by the end of 2013 from the Fujian Provincial Department of Land and Resources Mining Development Management Bureau.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

7	PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS

		Accumulated
	Cost	amortization	Net book value
	$	$	$
December 31, 2012
Mine development costs	20,836,696	3.308,739	17,527,957
Machineries	5,094,328	1,774,782	3,319,546
Motor vehicles	196,758	79,822	116,936
Office equipment	143,113	44,152	98,961

Total	26,270,895	5,207,495	21,063,400

December 31, 2011
Mine development costs	18,502,406	2,217,223	16,285,183
Machineries	4,905,739	1,288,852	3,616,887
Motor vehicles	120,584	49,134	71,450
Office equipment	131,524	17,601	113,923
Construction in progress	648,108	-	648,108

Total	24,308,361	3,572,810	20,735,551

During the years ended December 31, 2012 and 2011, the Company charged amortization and depreciation expenses of $1,432,111 and $1,478,904 to the cost of revenue and $207,376 and $52,494 to the depreciation and amortization expenses, respectively.

8	INTANGIBLE ASSETS

The following is a summary of intangible asset:

	2012	2011
	$	$
Cost	696,211	696,123
Accumulated amortization	361,386	341,957
Net carrying value	334,825	354,166

During the years ended December 31, 2012 and 2011, the Company charged amortization expenses of $19,345 and $ 22,388 to the cost of revenue, respectively.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

9	ACCOUNT PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	2012	2011
	$	$
Staff costs / wage payable	1,643,371	974,034
Accrued liabilities	89,286	359,172
Employee safety deposits	-	38,414
Other payable	82,081	39,152
	1,814,738	1,410,772

10	ASSET RETIREMENT OBLIGATION

The following is a summary of asset retirement obligation:

	2012	2011
	$	$
Face value	429,014	428,959
Effective interest rate – 10%	(44,095)	(71,287)
Subtotal	384,919	357,672
Current portion	257,139	171,404
Asset retirement obligation – long term	127,780	186,268

The Asset Retirement Obligation is associated with the Ecological Environment Rehabilitation fee of about RMB3.86 million payable to the Fujian Provincial Land and Resources Bureau for operating the coal mine. As of December 27, 2010, a payment extension has been applied and approved till April 2015 for the full settlement of approximately RMB2.7 million. The Company is not required to pay any interest on the postponed payment for the Ecological Environment Rehabilitation fee. The Company accounted the remaining asset retirement obligation by applying the relative discounted rate of 10%. During the years ended December 31, 2012 and 2011, the Company charged interest accretion expense of $27,142 and $31,791 respectively in connection with the asset retirement obligation.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

11	AMOUNTS DUE TO A RELATED PARTY

	2012	2011
	$	$

Amounts due to a related party	2,106,747	3,019,409

The amounts are due to the Executive Chairman and Chief Executive Officer of the Company, Mr. Longwen Lin, which are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2011, the Company recorded imputed interest on the amounts due to a related party at a market rate of 3.3% (estimated interest benefit contributed by the related party) thereby leading to the recognition of interest expense of approximately $100,000. A corresponding amount was recorded as contributed surplus. The Company recorded $nil imputed interest on the amount due to a related party for the year ended December 31, 2012.

12	TERM LOAN

The following is a summary of term loan:

	2012	2011
	$	$

Interest free loan, unsecured and due on demand (i)	129,053	-
Interest bearing loan at 15% per annum, unsecured and due on demand	50,353	-
Interest bearing loan at 3% per annum, unsecured and due on November 10, 2014:	10,060	9,794
Interest bearing loan at 15% per annum, unsecured and due on March 15, 2013:	20,141	-
Interest bearing loan at 15% per annum, unsecured and due on April 28, 2012:	-	19,608
Interest bearing loan at 15% per annum, unsecured and due on December 28, 2012:	-	29,412

Total	209,607	58,814

Current portion	199,547	49,020

Non-current	10,060	9,794

(i)

The loan was obtained from the Chief Financial Officer and a former director of the Company during the year with the original term of interest bearing at 15% per annum and due on December 15, 2012. Upon the maturity, the loan was settled with non-interest bearing and due on demand.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

12	TERM LOAN (cont’d)

During the years ended December 31, 2012 and 2011, the Company accrued or paid interest expense of $9,736 and $1,887,656 in connection with the term loan, respectively. Included in the interest expenses accrued and paid, $Nil and $233,818 were capitalized and included in the mine development costs for the year ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, a total of unpaid $9,668 interest was forgiven by the Chief Financial Officer of the Company and was netted off against the interest expense. During the year ended December 31, 2011, a total of unpaid $579,910 interest was forgiven by the lender and has netted off against the interest expense for the year ended December 31, 2011.

As of December 31, 2012, the weighted average interest rate on short-term obligations outstanding is 5.30% (2011: 15%).

13	STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued and outstanding

As at December 31, 2012, 373,793,578 common stocks issued and outstanding (December 31, 2011: 245,024,446) which were derived from the following transactions:

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

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

13	STOCKHOLDERS’ EQUITY (cont’d)

Issued and outstanding (cont’d)

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

On September 21, 2011, Fujian Huilong’s registered and paid-in capital was increased by $1,925,447 (RMB 12,278,945) to a total of $2,049,360 (RMB 13,278,945) as at December 31, 2012.

On December 29, 2011, the Company settled $7,726,148 by agreeing to issue 128,769,132 shares of the common stock of the Company at a deemed price of $0.06 per share. The Company has allotted and issued the shares in 2012.

14	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012 and 2011, the Company engaged following related party transactions:

  Accrued or paid $359,921 (2011 - $159,481) in salaries, bonus and consulting fees to senior officers and directors of the Company;
  Included in accounts payable and accrued liabilities, $406,252 (2011 - $105,225) were payable to the senior officers and directors of the Company
  Included in receivable, $3,175 (2011 - $24,600) were receivable from a senior officer and director of the Company.
  Also see note 11 and 12.
15	INCOME TAX

SGB, Dragon International and Fujian Huilong are subject to income tax laws in their respective tax jurisdictions, which are the same as their respective place of incorporation.

The Company is subject to Canadian income tax laws at 26.5% tax rate and Dragon International is subject to Hong Kong tax law at 16.5% tax rate. Fujian Huilong is subject to the local tax law in Yongding Town, Fujian Province, PRC, the income tax of the coal industry is calculated by weight of exploitation, claiming $0.9 (RMB 5.5) per ton since March 31, 2008, resulting in $99,319 (2011 - $114,901) included in current tax expense. This tax rate difference is adjusted under Rate differences in other jurisdictions.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

15	INCOME TAX (cont’d)

Income tax expenses consist of the following:

	2012	2011

	$	$
Current tax expense	99,319	114,901
Deferred tax expense	-	-
Total	99,319	114,901

A reconciliation of the income tax expense is as follows:

	2012	2011
	$	$
Net income before income taxes	639,024	1,809,376
Expected income tax expense	159,756	497,662

Adjustments resulting from:
Non-deductible items	(859)	-
Change in estimates	(146,978)	-
Rate differences in other jurisdictions	(253,130)	(475,421)
Changes in enacted rates	(13,188)	(3,989)
Other	43,134	7,978
Change in valuation allowance	310,584	113,671
	99,319	114,901

Deferred taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred tax assets (liabilities) are as follows:

	2012	2011
	$	$
Deferred tax assets (liabilities):
Operating tax losses carried forward	424,044	113,671
Equipment	211	-
	424,255	113,671
Valuation Allowance	(424,255)	(113,671)

	-	-

As at December 31, 2012, the Company had available for deduction against future taxable income in Canada non-capital losses of approximately $1,310,622. These losses, if unutilized, have expiration year until 2032.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

15	INCOME TAX (cont’d)

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

During the years ended December 31, 2012 and 2011 and to the current date, the Company had not received any tax re-assessment from the federal and regional governmental authorities.

16	COMMITMENTS

The Company has entered into an operating lease for its office and employee accommodation in Xiamen, Fujian, PRC expiring in August, 2016. Annual leased payments are as follows:

2012
$
Fiscal year
2013	20,650
2014	20,650
2015	20,650
2016	13,767

Total	75,717

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

17	GEOGRAPHIC SEGMENT AND ECONOMINC DEPENDENCE

The Company is located and operated in China. For the years ended December 31, 2012 and 2011, all the revenues were generated from China. The Company’s net income (loss) by geographic locations for the years ended December 31, 2012 and 2011 are as follows

	2012	2011
	$	$
China (including Hong Kong)	1,011,609	1,960,419
Canada	(471,904)	(265,944)
Total	539,705	1,694,475

The Company’s total assets by geographic locations for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
	$	$
China (including Hong Kong)	22,603,548	22,301,424

Canada	3,508	37,202

Total	22,607,056	22,338,626

The Company derives its revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

	2012	2011
	$	$
Customer A (1)	3,684,602	-
Customer B	3,073,970	2,460,309
Customer C (1)	2,531,093	-
Customer D (2)	-	3,036,227
Customer E (2)	-	4,321,121
Customer F (2)	-	1,677,020
Percentage of total revenue	73%	80%

(1)	The revenue from Customer A and C did not exceed 10% in 2011.
(2)	The revenue from Customer D, E and F did not exceed 10% in 2012.

18	COMPARATIVE FIGURE

Certain comparative figures have been reclassified to conform to the presentation adopted in current year.

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(STATED IN US DOLLARS)

19	SUBSEQUENT EVENTS

No material subsequent to the year end is noted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to material weaknesses in our internal control over financial reporting as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Longwen Lin	Chairperson, President, Chief Executive Officer and Director	51	May 11, 2011
Peifeng Huang	Director	34	May 11, 2011
Yi Zhang	Director	52	June 29, 2012
Thomas Yeo	Chief Financial Officer and Corporate Secretary	41	May 11, 2011

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

Yi Zhang

Mr. Zhang served as the Geologist in the Eighth Team of the Fujian Geology & Mineral Resources Exploration and Development Bureau from 1998 to 2001 and served as the senior engineer and subsequently as the deputy general manager in Fujian Province Longyan City Long Peng Geology and Mining Co., Ltd. (a subsidiary of the Fujian Geology & Mineral Resources Exploration and Development Bureau) from 2001 till present. Mr. Zhang graduated from Wuhan Geology University with a Bachelor of Petrology and Mineralogy.

We believe Mr. Zhang is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

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

Audit Committee and Audit Committee Financial Expert

The full text of our audit committee charter is disclosed as Schedule A to Exhibit 20-1 attached to our current report on Form 8-K filed with the SEC on June 8, 2012.

Composition of the Audit Committee

The entire board of directors acts as the audit committee of the Company and oversees the accounting and financial reporting processes and audits of the financial statements of the Company. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Longwen Lin	Not independent	Financially literate
Peifeng Huang	Not independent	Financially literate
Yi Zhang	Independent	Financially literate

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2011; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2011 and 2012 are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Longwen Lin Chairperson, President & Director	2012 2011	160,534 45,282	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	160,534 45,282
Thomas Yeo CFO & Secretary	2012 2011	113,134 37,735	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	113,134 37,735
Peifeng Huang	2012 2011	25,302 23,630	16,000 15,907	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	41,302 39,537

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2012.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not ($)
Longwen Lin	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Thomas Tze Khern Yeo	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Huang Peifeng	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Zhang Yi	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Compensation of Directors

The table below shows the compensation of our directors who are not our named executive officers for our fiscal year ended December 31, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peifeng Huang	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yi Zhang (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1 Mr. Zhang was appointed a director on June 29, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 8, 2013 certain information with respect to the beneficial ownership of our common shares by each stockholder known by us to be the beneficial owner of more than 5% of our common shares, by each of our directors, our named executive officers, and executive officers, and by our directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Longwen Lin Jinhuai Middle Street, Hong Hua Yuan Block 1 Unit 907 Fengze District, Quanzhou City, Fujian Province PRC China 362300	Common Shares	198,469,800	Direct	53.10%
Chuanzheng Lin #301 – 94 Minzhu Street, Nanan City, Fujian Province PRC China	Common Shares	64,384,566	Indirect(2)	17.22%
Zhifu Lin #301 – 94 Minzhu Street, Nanan City, Fujian Province PRC China	Common Shares	64,384,566	Indirect(2)	17.22%
Thomas Tze Khern Yeo Blk 215, Pasir Ris Street 21, #05-270 Singapore 510215	Common Shares	2,205,220	Direct	0.59%
Peifeng Huang Jinhuai Middle Street, Hong Hua Yuan Block 1 Unit 907 Fengze District, Quanzhou City, Fujian Province PRC China 362300	Common Shares	Nil	N/A	Nil
Yi Zhang No. 25 Jia He Road, Xinjing Centre, Unit C2606 Siming District, Xiamen City, Fujian Province PRC China 362300	Common Shares	Nil	N/A	Nil
Directors and Executive Officers as a Group (6 persons)	Common Shares	329,444,152		88.13%

1 Percentage of ownership is based on 373,793,578 shares of our common shares issued and outstanding as of April 8, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common shares subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
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

On May 11, 2011, we acquired Dragon International Resources Group Co., Limited pursuant to a share exchange agreement dated April 12, 2011 made by and between SGB International Holdings Inc., Dragon International, the shareholders of Dragon International, and Fujian Huilong Coal Mine Co., Ltd. Pursuant to the terms of the share exchange agreement, we acquired all of the outstanding capital stock and ownership interests of Dragon International from its shareholders in exchange for an aggregate of 220,522,000 common shares of our company. Longwen Lin, who became our President and director in connection with this transaction received 198,469,800 common shares of our company, while Thomas Yen, who became our Chief Financial Officer and Corporate Secretary in connection with this transaction received 2,205,220 common shares of our company.

Director Independence

We currently act with three directors consisting of Longwen Lin, Peifeng Huang and Yi Zhang. Our common shares are quoted on the OTCQB Market operated by OTC Markets Group Inc., which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, Peifeng Huang and Yi Zhang are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for the year ended December 31, 2012 and 2011 for professional services rendered by MNP LLP

	Year Ended	Year Ended
	December 31,	December
	2012	31, 2011
Audit and Audit Related Fees	$98,000	$95,000
Tax Fees	-	-
All Other Fees	-	-
Total	$98,000	$95,000

Pre-Approval Policies and Procedures

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by MNP LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

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

SGB INTERNATIONAL HOLDINGS INC.

By /s/ Longwen Lin
________________________________________________
Longwen Lin
Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 8, 2013

By: /s/ Thomas Yeo
________________________________________________
Thomas Tze Khern Yeo
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: April 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/ Longwen Lin
________________________________________________
Longwen Lin
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 8, 2013

By /s/ Thomas Yeo
________________________________________________
Thomas Tze Khern Yeo
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: April 8, 2013

By /s/ Peifeng Huang
________________________________________________
Peifeng Huang
Director
Date: April 8, 2013

By /s/ Yi Zhang
________________________________________________
Yi Zhang
Director
Date: April 8, 2013