Form 10-Q
period 2013-03-31
SGB International Holdings Inc.
filed 2013-05-15
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
373,793,578 shares of common stock outstanding as of May 15, 2013.

- iii -

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2013

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
(UNAUDITED)

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2012 AND MARCH 31, 2013
(STATED IN US DOLLARS)

		March 31	December 31
		2013	2012
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	3	454,394	440,308
Receivables	4	5,254	55,952
Prepaid expenses and deposits	5	19,491	39,867
Total Current Assets		479,139	536,127

Non-current Assets
Prepaid expenses and deposits	5	614,320	672,704
Property, equipment and mine development costs	6	21,062,582	21,063,400
Intangible assets	7	332,828	334,825
Total Non-current Assets		22,009,730	22,070,929

Total Assets		22,488,869	22,607,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued liabilities	8	1,258,919	1,814,738
Asset retirement obligation	9	257,871	257,139
Amounts due to a related party	10	2,514,804	2,106,747
Deferred revenue		-	108,428
Loan payable – current	11	205,747	199,547

Total Current Liabilities		4,237,341	4,486,599

Non-current Liabilities:
Asset retirement obligation	9	133,496	127,780
Loan payable	11	9,768	10,060

Total Non-current Liabilities		143,264	137,840

Total Liabilities		4,380,605	4,624,439

Stockholders’ Equity
Common stocks	12	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Reserve		650,182	650,182
Retained earnings		7,604,209	7,527,909
Accumulated other comprehensive income		615,329	565,982
Total Stockholders’ Equity		18,108,264	17,982,617

Total Liabilities and Stockholders’ Equity		22,488,869	22,607,056

The accompanying notes are an integral part of these consolidated financial statements.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
(UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(STATED IN US DOLLARS)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2013	2012
	$	$
Revenue	1,876,749	2,431,626
Cost of revenue	(1,368,401)	(1,532,901)
Gross profit	508,348	898,725
Selling expenses	(64,183)	(96,872)
General and administrative	(352,714)	(601,249)
Total operating expenses	(416,897)	(698,121)
Net income from operations	91,451	200,604
Other items:
Interest expense	-	(42,652)
Other expense	-	(29,118)
Other income	-	5,290
	-	(66,480)
Income before income tax expense	91,451	134,124
Income tax expense	(15,151)	(18,372)
Net income	76,300	115,752
Foreign currency translation adjustment	49,347	56,784
Comprehensive income	125,647	172,536
Earnings Per Share (cents)
– Basic	0.02	0.05

– Diluted	0.02	0.03

Weighted Average Shares Outstanding –
Basic	373,793,578	245,024,446
Diluted	373,793,578	373,793,578

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
(UNAUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2013	2012
Cash flows from operating activities	$	$
Net income for the period	76,300	115,752
Items not involving cash:
Depreciation & amortization	312,814	309,670
Loss on retirement of fixed assets	-	28,959
Imputed interest from a related party	-	39,745
Interest expense	5,350	6,811
Changes in non-cash working capital:
Receivable	50,732	24,883
Prepaid expenses and deposit	80,683	(94,065)
Accounts payable and accrued liabilities	(625,421)	(123,141)
Net cash provided by operating activities	(99,542)	308,614
Cash flows from investing activities
Purchase of property, equipment and mine development costs	(249,175)	(693,375)
Net cash (used in) investing activities	(249,175)	(693,375)
Cash flows from financing activities
Amounts advanced from a related party	362,371	149,909
Net cash provided by financing activities	362,371	149,909
Increase/(decrease) in cash and cash equivalents	13,654	(234,852)
Effect of exchange rate changes on cash	432	1,418
Cash and cash equivalents – beginning of period	440,308	614,445
Cash and cash equivalents – end of period	454,394	381,011
Supplemental disclosure of cash flow information:
Income tax	15,151	18,372
Interest expenses	-	42,652

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
(UNAUDITED)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT MARCH 31, 2013
(STATED IN US DOLLARS)

														Accumulated
														other		Total
	Common shares				Stocks to		Contributed				Retained			comprehensive		stockholders’
	Shares		Amount		be issued		surplus		Reserve		earnings			income		equity
		$		$		$		$		$			$		$
Balance at December 31, 2011	245,024,446		1,412,396		7,726,148		100,000		429,769		7,208,617			615,029		17,491,959

Net income for the year	-		-		-		-		-		539,705			-		539,705
Appropriation to reserve Shares issued	128,769,132		7,726,148		(7,726,148)		-		220,413 -		(220,413	) -		-		-
Currency translation	-		-		-		-		-		-			(49,047)		(49,047)
Balance at December 31, 2012	373,793,578		9,138,544		-		100,000		650,182		7,527,909			565,982		17,982,617

Net income for the period	-		-		-		-		-		76,300			-		76,300
Currency translation	-		-		-		-		-		-			49,347		49,347
Balance at March 31, 2013	373,793,578		9,138,544		-		100,000		650,182		7,604,209			615,329		18,108,264

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2013
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2013 and December 31, 2012, the Company had working capital deficiency of $3,758,202 and $3,950,472, respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) the major and controlling shareholder has undertaken that payment on the amounts due to him of $2,514,804 as at March 31, 2013 will only be made if the Company has surplus cash after paying for the operations and capital expenditure; (ii) stable client base and strong coal demands in Fujian Province ensure revenue can be continued to generate from the existing coal mine operation; and (iii) to raise equity financing as required; and (iv) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

2       SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and preparation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and, with the exception of new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2012.

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

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

2       SIGNIFICANT ACCOUNTING POLICIES (cont’d) Intangible asset

Intangible asset represents the coal mining right and is recorded at cost less accumulated amortization. Amortization is provided using the units-of-production method over the estimated proven and probable reserve tons directly benefiting from the capital expenditures but up to the Company’s allowable quotas set by the local government.

Recent accounting pronouncements adopted

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The Company adopted ASU 2011-11 on January 1, 2013 and the adoption of the new standard did not have a material effect on the Company’s consolidated financial position or results of operations.

In July, 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic). ASU 2012-02 amends the required annual impairment testing of indefinite-lived intangible assets by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount, then performing the two-step impairment test under Topic 350-30 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-30-35-18F by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-30-35-19. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted ASU 2012-02 on January 1, 2013 and the adoption of the new standard did not have a material effect on the Company’s consolidated financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04 "Technical corrections and improvements". This ASU makes certain technical correction to the FASB Accounting Standards Codification. The new guidance will be effective for fiscal years beginning after December 15, 2012. The Company adopted ASU 2012-04 on January 1, 2013 and the adoption of the new standard did not have a material effect on the Company’s consolidated financial position or results of operations.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

2       SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent accounting pronouncements adopted (cont’d)

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments do not change the current requirements for reporting net income or oother comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 on January 1, 2013 and the adoption of the new standard did not have a material effect on the Company’s consolidated financial position or results of operations.

Recent issued accounting pronouncements

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3       CASH AND CASH EQUIVALENTS

	March 31,	December 31,
	2013	2012
	$	$

Cash denominated in Chinese RMB	450,856	435,267
Cash denominated in Canadian or Hong Kong Dollars	3,538	5,041

	454,394	440,308

As at March 31, 2013 and December 31, 2012, the Company has cash and cash equivalents placed with banks or held by its subsidiary in the People’s Republic of China denominated in Chinese Renminbi (“RMB”) as at March 31, 2013 amounting to RMB 2,832,369 (December 31, 2012: RMB 2,742,227) where the remittance of funds to jurisdictions outside the PRC is subject to certain government rules and regulations on foreign currency controls. Under the People’s Republic of China’s Foreign Exchange Control Regulations and Administration of Settlement, Sale and Payment of Foreign Exchange Regulations, the Company is permitted to exchange RMB for foreign currencies but may require approval of governmental authorities or designated banks in the PRC.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

4       RECEIVABLES

	March 31,	December 31,
	2013	2012
	$	$

Trades receivable (i)	-	33,406
Employee receivable (ii)	1,562	13,174
Tax receivable	1,228	5,276
Others	2,464	4,096

	5,254	55,952

Notes:

(i)	The Company does not hold any collateral over these balances. The average age of these receivable are 30 days.

(ii)	Unsecured, interest free and repayable on demand.

5       PREPAID EXPENSES AND DEPOSITS

	March 31,	December 31,
	2013	2012
	$	$

Prepaid construction material and labour costs (i)	-	60,126
Safety risk deposit (ii)	159,180	158,728
Prepaid mining license fee (iii)	455,143	453,850
Prepaid rental fee	10,916	17,920
Other prepaid expense	8,572	21,947

Subtotal	633,811	712,571
Current portion	(19,491)	(39,867)

Non-current	614,320	672,704

Notes:

(i)	The payment relates to the new shaft under construction as at December 31, 2012.

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

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

5       PREPAID EXPENSES AND DEPOSITS (cont’d)

(iii)

The prepayment (equivalent to RMB 2,859,300 as at March 31, 2013 and December 31, 2012) associated with issuance of our new mining permit on the new extended mining area obtained in May 2011. The exact total fees payable and payment terms for issuance of the new mining permit is expected to be known by the end of 2013 from the Fujian Provincial Department of Land and Resources Mining Development Management Bureau.

6       PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS

		Accumulated
	Cost	amortization	Net book value
	$	$	$
March 31, 2013
Mine development costs	21,026,577	3,484,555	17,542,022
Machineries	5,223,477	1,906,388	3,317,089
Motor vehicles	197,319	89,619	107,700
Office equipment	147,490	51,719	95,771

Total	26,594,863	5,532,281	21,062,582

December 31, 2012
Mine development costs	20,836,696	3.308,739	17,527,957
Machineries	5,094,328	1,774,782	3,319,546
Motor vehicles	196,758	79,822	116,936
Office equipment	143,113	44,152	98,961
Construction in progress

Total	26,270,895	5,207,495	21,063,400

During the three months ended March 31, 2013 and 2012, the Company charged amortization and depreciation expenses of $271,008 and $261,513 to the cost of revenue and $36,831 and $38,275 to the depreciation and amortization expenses, respectively.

7       INTANGIBLE ASSETS

The following is a summary of intangible asset:

	March 31,	December 31,
	2013	2012
	$	$
Cost	698,195	696,211
Accumulated amortization	365,367	361,386
Net carrying value	332,828	334,825

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

7       INTANGIBLE ASSETS (cont’d)

During the three months ended March 31, 2013 and 2012, the Company charged amortization expenses of $2,950 and $7,311 to the cost of revenue, respectively.

8       ACCOUNT PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	March 31,	December 31,
	2013	2012
	$	$
Staff costs / wage payable	1,168,257	1,643,371
Accrued liabilities	35,551	89,286
Employee safety deposits	32,146	-
Other payable	22,965	82,081
	1,258,919	1,814,738

9       ASSET RETIREMENT OBLIGATION

The following is a summary of asset retirement obligation:

	March 31,	December 31,
	2013	2012
	$	$
Face value	430,236	429,014
Effective interest rate – 10%	(38,869)	(44,095)
Subtotal	391,367	384,919
Current portion	257,871	257,139
Asset retirement obligation – long term	133,496	127,780

The Asset Retirement Obligation is associated with the Ecological Environment Rehabilitation fee of about RMB3.86 million payable to the Fujian Provincial Land and Resources Bureau for operating the coal mine. As of December 27, 2010, a payment extension has been applied and approved till April 2015 for the full settlement of approximately RMB2.7 million. The Company is not required to pay any interest on the postponed payment for the Ecological Environment Rehabilitation fee. The Company accounted the remaining asset retirement obligation by applying the relative discounted rate of 10%. During the three months ended March 31, 2013 and 2012, the Company charged interest accretion expense of $5,350 and $6,811 respectively in connection with the asset retirement obligation.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

10     AMOUNTS DUE TO A RELATED PARTY

	March 31,	December 31,
	2013	2012
	$	$

Amounts due to a related party	2,514,804	2,106,747

The amounts are due to the Executive Chairman and Chief Executive Officer of the Company, Mr. Longwen Lin, which are unsecured, non-interest bearing and due on demand.

11     LOAN PAYABLE

The following is a summary of term loan:

	March 31, 2013	December
		31, 2012
	$	$

Interest free loan, unsecured and due on demand (i)	137,301	129,053
Interest bearing loan at 15% per annum, unsecured and due on demand	48,890	50,353
Interest bearing loan at 3% per annum, unsecured and due on November 10, 2014:	9,768	10,060
Interest bearing loan at 15% per annum, unsecured and due on demand:	19,556	20,141

Total	215,515	209,607

Current portion	205,747	199,547

Non-current	9,768	10,060

(i)

The loan was obtained from the Chief Financial Officer (March 31, 2013: $128,921; December 31, 2012: $129,053) and a related company controlled by the Chairman (March 31, 2013: $8,380; December 31, 2012: $Nil). Upon the maturity, the loan was renewed with non-interest bearing and due on demand.

12     STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

12     STOCKHOLDERS’ EQUITY (cont’d)

Issued and outstanding

As at March 31, 2013 and December 31, 2012, 373,793,578 common stocks issued and outstanding which were derived from the following transactions:

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

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

13     RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013 and 2012, the Company engaged following related party transactions:

  Accrued or paid $65,523 (March 31, 2012: $85,690) in salaries and bonus to senior officers and directors of the Company;

As at March 31, 2013 and December 31, 2012, following receivable and payable were outstanding:

  Included in accounts payable and accrued liabilities, $363,707 (December 31, 2012: $406,252) were payable to the senior officers and directors of the Company
  Included in receivable, $Nil was receivable (December 31, 2012: $3,175) from a senior officer and director of the Company.

Also see note 10 and 11.

14     COMMITMENTS

The Company has entered into an operating lease for its office and employee accommodation in Xiamen, Fujian, PRC expiring in August, 2016. Annual leased payments are as follows:

March 31, 2013
$
Fiscal year
2013	15,532
2014	20,709
2015	20,709
2016	13,806

Total	70,756

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

Results of Operations of Dragon International (Consolidated)

For the three months ended March 31, 2013 and 2012

The following table sets forth the consolidated financial statements of the Company for the three months period ended March 31, 2013 and 2012.

	2013 Q1		2012 Q1
	$	% of Sales	$	% of
				Sales
Net sales	1,876,749	100%	2,431,626	100%
Cost of sales	1,368,401	73%	1,532,901	63%
Gross profit	508,348	27%	898,725	37%
Operating expenses	416,897	22%	698,121	29%
Profit from operations	91,451	5%	200,604	8%
Other expenses and income tax	15,151	1%	84,852	3%
Net income	76,300	4%	115,752	5%

2013 Q1 and 2012 Q1 denotes the three months ended March 31, 2013 and 2012 respectively.

Net Sales

Our revenues are derived from the sales of coal. The overall revenue decreased by $0.55 million or 23% from $2.43 million in 2012 Q1 to $1.88 million in 2013 Q1, in line with the decrease of the production volume by 3,705 tons or 18% from about 21,008 tons in 2012 Q1 to about 17,303 tons in 2013 Q1. We have yet to attain the full production capacity in 2013 Q1 attributed mainly to the gradual recovering of the production capacity in 2013 Q1 subsequent to the recent completion of the mining facilities in the end of 2012.

Our average selling price decreased by $8 per ton or 7% from about $116 per ton in in 2012 Q1 to about $108 per ton in 2013 Q1 attributed mainly to a weaker market demand in 2013 Q1.

Cost of Sales

Cost of sales decreased by $164,500 or 11% from $1.53 million in 2012 Q1 to $1.37 million in 2013 Q1, principally due to the decrease of production offset by the increase of certain raw material, labour costs and overhead costs in 2013 Q1. Accordingly, the average cost per ton increased by $6 per ton or 8% from about $73 per ton in 2012 Q1 to about $79 per ton in 2013 Q1.

Gross Profit

In line with the higher costs registered coupled with the decrease in selling price and production volume in 2013 Q1, our gross profit decreased by $390,377 or 43% from $898,725 in 2012 Q1 to $508,348 in 2013 Q1 and a lower gross profit margin of 27% registered in 2013 Q1 as compared to 37% registered in 2012 Q1.

Operating Expenses

Operating expenses decreased by $281,224 or 40% from $698,121 in 2012 Q1 to $416,897 in 2013 Q1, due principally to the cost control effect by the management.

We anticipate that considerable costs of approximately $200,000 per year will be incurred and significant management time and other resources will be used in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Net Income

With the lower gross profit registered in 2013 Q1, the net income decreased by about $39,452 or 34% from $115,752 in 2012 Q1 to $76,300 in 2013 Q1.

Impact of Inflation

We believe inflation continue to has a net negative impact on our results of operations in Q1 2013. However, the Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

Liquidity and Capital Resources

Working Capital at March 31, 2013 and December 31, 2012

	As at	As at
	31 Mar 2013	31 Dec 2012
Current Assets	$479,139	$536,127
Non Current Assets	$22,009,730	$22,070,929
Total Assets	$22,488,869	$22,607,056

Current Liabilities	$4,237,341	$4,486,599
Non Current Liabilities	$143,264	$137,840
Total Liabilities	$4,380,605	$4,624,439

	As at	As at
	31 Mar 2013	31 Dec 2012

Working Capital (Deficit)	$(3,758,202)	$(3,950,472)

Current assets decreased by $56,988 or 11% from $536,127 as at December 31, 2012 to $479,139 as at March 31, 2013, principally due to the decrease of advances to employee in 2013 Q1.

Current liabilities decreased by $249,258 or 6% from $4.49 million as at December 31, 2012 to $4.24 million as at March 31, 2013, principally due to the settlement made by the Company during the period on the amounts due to the employees.

Taken as a whole of the above, we registered a reduced deficit working capital of $3.76 million as at March 31, 2013 compared to $3.95 million as at December 31, 2012.

Cash Flows

For the three months period ended March 31, 2013 and 2012

	2013 Q1	2012 Q1
Net cash provided by (used in) operating activities	$(99,542)	$308,614
Net cash (used in) investing activities	$(249,175)	$(693,375)
Net cash provided by financing activities	$362,371	$149,909
Cash and cash equivalents at end of year	$454,394	$381,011

The net cash provided by operating activities decreased by $408,156 or 132% from $308,614 in 2012 Q1 to a negative of $99,542 in 2013 Q1, due principally to the lower sales and gross margin registered in 2013 Q1.

Net cash used in investing activities decreased by $444,200 or 64% from $693,375 in 2012 Q1 to $249,175 in 2013 Q1 as the construction of mine shafts and facilities has completed at the end of year 2012.

We registered net cash generated by financing activities of $362,371 in 2013 Q1 as compared to $149,909 in 2012 Q1 attributed mainly to the additional working capital provided by the Company’s President and CEO, Mr. Lin Longwen during 2013 Q1.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal, especially the demand for coal in the province of Fujian . The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price from the Shangzhai coal mine was about $108 per ton for the three months ended March 31, 2013 and about $116 per ton for the three months ended March 31, 2012.

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

The Shangzhai coal mine produced 17,303t and 21,008t of coal in three months ended March 31, 2013 and 2012, respectively. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by its existing mining permit, which also allows it to mine at different mining levels. At this time, our company is not contemplating apply for any new mining permit. Rather, we will focus on obtaining permission to increase our annual production rate. The coal production in 2011 was conducted within the parameter stated in the mining permit. Because we have obtained another mining permit, which allows to produce 90,000 t/a from a new mining area, we are confident that we will be able to secure future increase to our permitted rate of production from the authorities. Currently our application to increase the rate of production has received county approval and is being reviewed by the city level government. After receive the city level approval, we will need to apply and receive the provincial level approval before the increase of our rate of production is finally approved.

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

We manage our business with a number of key personnel, namely, Longwen Lin, Peifeng Huang and Yi Zhang, the loss of a number of whom could have a material adverse effect on us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We cannot assure you that key personnel will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. We do not have “key person” life insurance to cover our executive officers. Failure to retain or attract key personnel could have a material adverse effect on us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our fiscal period ended March 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

SGB INTERNATIONAL HOLDINGS INC.

By: /s/ Longwen Lin

Longwen Lin
Chairperson, President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 15, 2013

By: /s/ Peifeng Huang

Peifeng Huang
Chief Financial Officer, Corporate Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 15, 2013