Form 10-Q
period 2013-06-30
SGB International Holdings Inc.
filed 2013-08-29
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
[   ] Yes     [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 373,793,578 shares of common stock outstanding as of August 19, 2013.

- iii -

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2013

(STATED IN US DOLLARS)
(UNAUDITED)

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2013 AND DECEMBER 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

		June 30	December 31
		2013	2012
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	3	259,619	440,308
Inventory		186,124	-
Receivables	4	79,672	55,952
Prepaid expenses and deposits	5	12,269	39,867
Total Current Assets		537,684	536,127

Non-current Assets
Prepaid expenses and deposits	5	621,305	672,704
Property, equipment and mine development costs	6	20,383,402	21,063,400
Intangible assets	7	330,999	334,825
Deposit for a long term investment	8	2,897,804	-
Total Non-current Assets		24,233,510	22,070,929

Total Assets		24,771,194	22,607,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued liabilities	9	1,556,246	1,814,738
Asset retirement obligation	10	227,361	257,139
Amounts due to a related party	11	2,024,075	2,106,747
Deferred revenue		-	108,428
Loan payable – current	12	2,955,968	199,547

Total Current Liabilities		6,763,650	4,486,599

Non-current Liabilities:
Asset retirement obligation	10	173,868	127,780
Loan payable	12	5,799	10,060

Total Non-current Liabilities		179,667	137,840

Total Liabilities		6,943,317	4,624,439

Stockholders’ Equity
Common stocks	13	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Reserve		650,182	650,182
Retained earnings		7,141,000	7,527,909
Accumulated other comprehensive income		798,151	565,982
Total Stockholders’ Equity		17,827,877	17,982,617

Total Liabilities and Stockholders’ Equity		24,771,194	22,607,056

The accompanying notes are an integral part of these consolidated financial statements.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(STATED IN US DOLLARS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30	June 30	June 30	June 30
	2013	2012	2013	2012
	$	$	$	$
Revenue	3,361,934	3,290,115	5,234,484	5,721,741
Cost of revenue	(2,495,178)	(2,341,451)	(3,860,394)	(3,874,351)

Gross profit	866,756	948,664	1,374,090	1,847,390

Selling expenses	(18,248)	(97,053)	(60,499)	(193,925)
General and administrative	(426,537)	(496,960)	(767,450)	(1,057,356)
Depreciation and amortization	(57,982)	(47,408)	(92,739)	(88,261)

Total operating expenses	(502,767)	(641,421)	(920,688)	(1,339,542)

Net income from operations	363,989	307,243	453,402	507,848

Other items:
Interest expense	-	(37,814)	-	(80,466)
Disposition Loss	(798,805)	(15)	(796,547)	(29,032)
Other income	-	88	-	5,275
	(798,805)	(37,741)	(796,547)	(104,223)

Income (loss) before income tax	(434,816)	269,502	(343,145)	403,625
expense

Income tax expense	(28,652)	(25,444)	(43,764)	(43,815)

Net income/(loss)	(463,468)	244,058	(386,909)	359,810

Foreign currency translation adjustment	182,822	(85,970)	232,169	(29,186)

Comprehensive (expense)/income	(280,646)	158,088	(154,740)	330,624

(Loss)/earnings Per Share (cents)
– Basic and diluted	(0.12)	0.08	(0.10)	0.10

Weighted Average Shares Outstanding – Basic and diluted	373,793,578	320,855,157	373,793,578	347,470,606

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)
(UNAUDITED)

	SIX MONTHS ENDED
	June 30	June 30
	2013	2012
Cash flows from operating activities	$	$

Net income (loss) for the period	(386,909)	359,810

Items not involving cash:
Depreciation & amortization	779,097	680,249
Loss on retirement of fixed assets	796,547	-
Imputed interest from a related party	-	39,745
Interest expense	10,731	13,580

Changes in non-cash working capital:
Receivable	(22,902)	42,786
Prepaid expenses and deposit	88,136	(86,951)
Accounts payable and accrued liabilities	(551,680)	52,415
Inventory	(184,480)	-

Net cash generated from operating activities	528,540	1,101,634

Cash flows from investing activities

Purchase of property, equipment and mine development costs	(596,153)	(1,174,859)
Acquiring mining rights (Note 8)	(2,872,211)	-

Net cash (used in) investing activities	(3,468,364)	(1,174,859)

Cash flows from financing activities

Increase (decrease) of term loan	2,984,021	-
Amounts advanced from a related party	(203,676)	(174,342)

Net cash (used in)/generated from financing activities	2,780,345	(174,342)

(Decrease) in cash and cash equivalents	(159,479)	(247,567)
Effect of exchange rate changes on cash	(21,210)	(1,921)
Cash and cash equivalents – beginning of period	440,308	614,445

Cash and cash equivalents – end of period	259,619	364,957

Supplemental disclosure of cash flow information:

Income tax	43,764	43,815
Interest expenses		4,635

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
(UNAUDITED)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT MARCH 31, 2013
(STATED IN US DOLLARS)

	Common shares							Accumulated
								other	Total
			Stocks to	Contributed		Retained		comprehensive	stockholders’
	Shares	Amount	be issued	surplus	Reserve	earnings		income	equity
		$	$	$	$	$		$	$

Balance at December 31, 2011	245,024,446	1,412,396	7,726,148	100,000	429,769	7,208,617		615,029	17,491,959

Net income for the year	-	-	-	-	-	539,705		-	539,705
Appropriation to reserve Shares issued	128,769,132	7,726,148	(7,726,148)	-	220,413 -	(220,413	) -	-	-
Currency translation	-	-	-	-	-	-		(49,047)	(49,047)
Balance at December 31, 2012	373,793,578	9,138,544	-	100,000	650,182	7,527,909		565,982	17,982,617

Net income for the period	-	-	-	-	-	(386,909)		-	(386,909)
Currency translation	-	-	-	-	-	-		232,169	232,169

Balance at June 30, 2013	373,793,578	9,138,544	-	100,000	650,182	7,141,000		798,151	17,827,877

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2013 and December 31, 2012, the Company had working capital deficiency of $6,225,966 and $3,950,472, respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management will continue to monitor the cash position as at the balance sheet date and the cash flow forecast for the next twelve months. The Company will make further announcement(s) as and when there are material developments to the going concerns of the Company.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

These interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and, with the exception of new accounting pronouncements described below, follow the same accounting policies and methods of their application as the most recent annual financial statements. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2012.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2013
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

Recent accounting pronouncements adopted

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The Company adopted ASU 2011-11 on January 1, 2013 and the adoption of the new standard did not have a material effect on the Company’s consolidated financial position or results of operations..

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

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

3            CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2013	2012
	$	$

Cash denominated in Chinese RMB	233,322	435,267
Cash denominated in Canadian or Hong Kong Dollars	26,297	5,041

	259,619	440,308

As at June 30, 2013, the Company has cash and cash equivalents placed with banks or held by its subsidiary in the People’s Republic of China denominated in Chinese Renminbi (“RMB”) amounting to RMB 1,449,305 (December 31, 2012: RMB 2,742,227) where the remittance of funds to jurisdictions outside the PRC is subject to certain government rules and regulations on foreign currency controls. Under the People’s Republic of China’s Foreign Exchange Control Regulations and Administration of Settlement, Sale and Payment of Foreign Exchange Regulations, the Company is permitted to exchange RMB for foreign currencies but may require approval of governmental authorities or designated banks in the PRC. There was no cash equivalent as of June 30, 2013 and 2012.

4            RECEIVABLES

	June 30,	December 31,
	2013	2012
	$	$

Trades receivable (i)	69,964	33,406
Employee receivable (ii)	-	13,174
Tax receivable	-	5,276
Others	9,708	4,096

	79,672	55,952

Notes:

(i) The Company does not hold any collateral over these balances. The average age of these receivable are 30 days.

(ii) Unsecured, interest free and repayable on demand

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

5            PREPAID EXPENSES AND DEPOSITS

	June 30,	December 31,
	2013	2012
	$	$

Prepaid construction material and labour costs	-	60,126
Safety risk deposit (i)	160,989	158,728
Prepaid mining license fee (ii)	460,316	453,850
Prepaid rental fee	3,929	17,920
Other prepaid expense	8,340	21,947

Subtotal	633,574	712,571
Current portion	(12,269)	(39,867)

Non-current	621,305	672,704

Notes:

(i)

On August 26, 2005, an one-off safety risk deposit equivalent to RMB 1.0 million was paid to the Yongding County Coal Development Company as a representative of the Yongding County Coal Industry Management Bureau according to the Yongding County Coal Mine Safety Risk Deposit Management Measures (effective as of July 1, 2005).

(ii)

The prepayment (equivalent to RMB 2,859,300 as at June 30, 2013 and December 31, 2012) associated with issuance of our new mining permit on the new extended mining area obtained in May 2011. The exact total fees payable and payment terms for issuance of the new mining permit is expected to be known by the end of 2013 from the Fujian Provincial Department of Land and Resources Mining Development Management Bureau.

6            PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS

		Accumulated
	Cost	amortization	Net book value
	$	$	$
June 30, 2013
Mine development costs	21,443,105	3,840,365	17,602,740
Machineries	4,007,426	1,415,582	2,591,844
Motor vehicles	199,561	100,316	99,245
Office equipment	148,976	59,403	89,573

Total	25,799,068	5,415,666	20,383,402

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

6            PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS (Continued)

December 31, 2012
Mine development costs	20,836,696	3,308,739	17,527,957
Machineries	5,094,328	1,774,782	3,319,546
Motor vehicles	196,758	79,822	116,936
Office equipment	143,113	44,152	98,961
Construction in progress

Total	26,270,895	5,207,495	21,063,400

During the financial period ended June 30, 2013, the Company has disposed certain retired machineries with disposal loss of $796,547 recognized in the profit and loss and has acquired replacement machineries and enforcement work conducted on the mining shaft amounted to $596,153.

7            INTANGIBLE ASSETS

The following is a summary of intangible asset:

	June 30,	December 31,
	2013	2012

Cost	706,130	696,211
Accumulated amortization	375,131	361,386
Net carrying value	330,999	334,825

8            DEPOSIT PAID FOR LONG TERM INVESTMENT

The deposit on a long term investment was in connection to a deposit payment of RMB18.00 million (equivalent to about CAD$2.90 million) in acquiring an exploration mining rights on a lead-zinc mine located in Liao Ning Province in China from an unrelated party (the “Acquisition”) for a total consideration of RMB38.00 million (the “Consideration”). The relevant exploration mining rights is still in progress of transferring to the Company and the remaining outstanding Consideration will be paid within 5 days after the Company obtained the title rights on the exploration license. The Company will make further announcement(s) as and when there are material developments to the Acquisition.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

9            ACCOUNT PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	June 30,	December 31,
	2013	2012
	$	$
Staff costs / wage payable	1,556,246	1,643,371
Accrued liabilities	-	89,286
Other payable	-	82,081
	1,556,246	1,814,738

10          ASSET RETIREMENT OBLIGATION

The following is a summary of asset retirement obligation:

	June 30,	December 31,
	2013	2012
	$	$
Face value	435,356	429,014
Effective interest rate – 10%	(34,127)	(44,095)
Subtotal	401,229	384,919
Current portion	227,361	257,139
Asset retirement obligation – long term	173,868	127,780

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

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

11          AMOUNTS DUE TO A RELATED PARTY

	June 30,	December 31,
	2013	2012
	$	$

Amounts due to a related party	2,024,075	2,106,747

The amounts are due to the former Executive Chairman and Chief Executive Officer of the Company, Mr. Longwen Lin, which are unsecured, non-interest bearing and due on demand.

12          TERM LOAN

The following is a summary of term loan:

	June 30,	December 31,
	2013	2012
	$	$

Interest free loan, unsecured and due on demand (i)	-	129,053
Interest bearing loan at 15% per annum, unsecured and due on demand	48,478	50,353
Interest bearing loan at 3% per annum, unsecured and due on November 10, 2014:	9,686	10,060
Interest bearing loan at 15% per annum, unsecured and due on demand:	5,799	20,141
Interest bearing loan at 15% per annum, unsecured and due in December 2013 (ii)	2,897,804	-

Total	2,961,767	209,607

Current portion	2,955,968	199,547

Non-current	5,799	10,060

(i)	Subsequent to June 30, 2012, the term loan was renewed for another three months with interest bearing at 15% per annum. And such loans was paid off in the six months ended June 30, 2013.

(ii)	The Company borrowed the loan from an unrelated third party for the purpose of the deposit in acquiring an investment in an exploration mining rights as stated in note 8.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

13          STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued and outstanding

As at June 30, 2013 and December 31, 2012, 373,793,578 common stocks issued and outstanding which were derived from the following transactions:

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

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

14          RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2013 and 2012, the Company engaged following related party transactions:

  Accrued or paid $131,058 (June 30, 2012: $149,940) in salaries and bonus to senior officers and directors of the Company;

As at June 30, 2013 and December 31, 2012, following receivable and payable were outstanding:

  Included in accounts payable and accrued liabilities, $422,677 (December 31, 2012: $406,252) were payable to the senior officers and directors of the Company
  Included in receivable, $Nil was receivable (December 31, 2012: $3,175) from a senior officer and director of the Company.

Also see note 10 and 11.

15          COMMITMENTS

The Company has entered into an operating lease for its office and employee accommodation in Xiamen, Fujian, PRC expiring in August, 2016. Annual leased payments are as follows:

Fiscal year	June 30, 2013
2013	15,532
2014	20,709
2015	20,709
2016	13,806
Total	70,756

Please see note 8.

16          SUBSEQUENT EVENTS

On July 8, 2013, Mr. Longwen Lin resigned as a director, Chief Executive Officer and President of the Company, Mr. Yi Zhang resigned as a director of the Company, and Thomas Yeo also resigned as Chief Finance Officer. Mr. Lin, Mr. Zhang and Mr. Yeo’s resignations were to pursue other career opportunities and were not as a result of a disagreement with the Company on any matter relating to its operations, policies or practices.

Also on July 8, 2013, Mr. Sibi Chen was appointed to be a director, Chief Executive Officer and President of the Company, and Mr. Peifeng Huang was appointed to be the Chief Finance Officer.

17          COMPARATIVE FIGURE

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

Results of Operations

For the three months ended June 30, 2013 and 2012

The following table sets forth the consolidated financial statements of the Company for the three months period ended June 30, 2013 and 2012.

	2013 Q2		2012 Q2
	$	% of Sales	$	% of Sales
Net sales	3,361,934	100%	3,290,115	100%
Cost of sales	2,495,178	74%	2,341,451	71%
Gross profit	866,756	26%	948,664	29%
Operating expenses	502,767	15%	641,421	20%
Profit from operations	363,989	10%	307,243	9%
Other expenses and income tax	827,457	25%	63,185	2%
Net (loss)income	(463,468)	N/M 1	244,058	7%

1 2013 Q2 and 2012 Q2 denotes the three months ended June 30, 2013 and 2012 respectively. N/M denotes Not Meaningful

Net Sales

Our revenues are derived from the sales of coal. The overall revenue increased by $71,819 or 2% from $3.29 million in 2012 Q2 to $3.36 million in 2013 Q2. Albeit the increase of the sale volume by 3,297 tons or 11% from about 29,239 tons in 2012 Q2 to about 32,536 tons in 2013 Q2, our average selling price decreased by $9 per ton or 8% from about $112 per ton in 2012 Q2 to about $103 per ton in 2013 Q2 attributed mainly to a weaker market demand in 2013 Q2.

Cost of Sales

In line with the higher sales registered in 2013 Q2, the cost of sales increased by $153,727 or 7% from $2.34 million in 2012 Q2 to $2.50 million in 2013 Q2.

Albeit our cost of sales per tons decreased from about $80 per ton in 2012 Q2 to about $77 per ton in 2013 Q2 due to the cost control effect, our company recorded a lower gross profit margin of 26% in 2013 Q2 as compared to 29% in 2012 Q2 due principally to the decrease of the average selling price.

Operating Expenses

Operating expenses decreased by $138,654 or 22% from $641,421 in 2012 Q2 to $502,767 in 2013 Q2, due principally to the cost control effect by the management.

Net (Loss)Income

With the lower gross profit registered in 2013 Q2 and the assets retirement costs recorded in other operating expenses, the Company registered a net loss of $463,468 in 2013 Q2 vis-à-vis a net income of $244,058 attained in 2012 Q2.

Impact of Inflation

We believe inflation continue to has a net negative impact on our results of operations in 2013 Q2. However, the Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

For the six months ended June 30, 2013 and 2012

The following table sets forth the consolidated financial statements of the Company for the six months period ended June 30, 2013 and 2012.

	June 30, 2013		June 30, 2012
	$	% of Sales	$	% of Sales
Net sales	5,234,484	100%	5,721,741	100%
Cost of sales	3,860,394	74%	3,874,351	68%
Gross profit	1,374,090	26%	1,847,390	32%
Operating expenses	920,688	18%	1,339,542	23%
Profit from operations	453,402	9%	507,848	9%
Other expenses and income tax	840,311	16%	148,038	3%
Net (loss)income	(386,909)	N/M 1	359,810	6%

1 2013 6M and 2012 6M denotes the six months ended June 30, 2013 and 2012 respectively. N/M denotes Not Meaningful

Net Sales

Our revenues are derived from the sales of coal. The overall revenue decreased by $487,257 or 9% from $5.72 million in 2012 6M to $5.23 million in 2013 6M mainly due to the decrease of the sale volume by 408 tons or 1% from about 50,247 tons in 2012 6M to about 49,839 tons in 2013 6M coupled with the decrease of our average selling price by $9 per ton or 8% from about $114 per ton in 2012 6M to about $105 per ton in 2013 6M attributed mainly to a weaker market demand in 2013 6M.

Cost of Sales

In line with the lower sales registered in 2013 6M, the cost of sales decreased by $13,957 or 0.4% from $3.87 million in 2012 6M to $3.86 million in 2013 6M.

Albeit the cost of sales per tons remains at about $77 ton in both 2012 6M and 2013 6M, our company recorded a lower gross profit margin of 26% in 2013 6M as compared to 32% in 2012 6M due principally to the decrease of the average selling price.

Operating Expenses

Operating expenses decreased by $418,854 or 31% from $1.34 million in 2012 6M to $0.92 million in 2013 6M, due principally to the cost control effect by the management.

Net (Loss)Income

With the lower gross profit registered in 2013 6M and the assets retirement costs recorded in other operating expenses, the Company registered a net loss of $386,909 in 2013 6M vis-à-vis a net income of $359,810 attained in 2012 6M.

Impact of Inflation

We believe inflation continue to has a net negative impact on our results of operations in 2013 6M. However, the Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

Liquidity and Capital Resources

Working Capital at June 30, 2013 and December 31, 2012

		As at	As at
		30 Jun 2013	31 Dec 2012
Current Assets		$537,684	$536,127
Non Current Assets		$24,233,510	$22,070,929
Total Assets		$24,771,194	$22,607,056

Current Liabilities		$6,763,650	$4,486,599
Non Current Liabilities		$179,667	$137,840
Total Liabilities	$	• 6,943,317	$4,624,439

Working Capital (Deficit)		$(6,225,966)	$(3,950,472)

Non-current assets increased by $2.16 million or 10% from $22.07 million as at December 31, 2012 to $24.23 million as at June 30, 2013, principally due to the payment of $2.90 million in acquiring an exploration mining rights on a lead-zinc mine located in Liao Ning Province in China from an unrelated party, the relevant exploration mining rights is still in progress of transferring to the Company (the Acquisition), which is offset slightly by the disposition of certain retired machineries for the 6 months ended June 30,.2013.

Current liabilities increased by $2.28 million or 51% from $4.49 million as at December 31, 2012 to $6.76 million as at June 30, 2013, principally due to a short term loan (the Loan) borrowed by the Company in relation the Acquisition. The Loan in unsecured with interest of 15% per annum and due in December 2013.

Taken as a whole of the above, we registered an increased deficit working capital of $6.22 million as at June 30, 2013 compared to $3.95 million as at December 31, 2012.

Cash Flows

For the six months period ended June 30, 2013 and 2012

	2013 H1	2012 H1
Net cash provided by (used in) operating activities	$528,540	$1,101,634
Net cash used in investing activities	$(3,468,364)	$(1,174,859)
Net cash provided by (used in) financing activities	$2,780,345	$(174,342)
Cash and cash equivalents at end of year	$259,619	$364,957

2013 H1 and 2012 H1 denotes the six months ended June 30, 2013 and 2012 respectively.

The net cash provided by operating activities decreased by $573,094 or 52% from $1.10 million in 2012 H1 to $528,540 in 2013 H1, due principally to the lower sales and gross margin registered in 2013 H1.

Net cash used in investing activities increased by $2.39 million or over 2-fold from $1.17 million in 2012 H1 to $3.47 million in 2013 H1 due principally to the Acquisition and purchase of fixed assets.

We registered net cash provided by financing activities of $2.78 million in 2013 H1 vis-à-vis net cash used in financing activities of $174,342 registered in 2012 H1. The net cash provided by financing activities in 2013 H1 due principally to the Loan and the net cash used in financing activities in 2013 H1 was due principally to partial repayment to related party.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal, especially the demand for coal in the province of Fujian . The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price from the Shangzhai coal mine was about $108 per ton for the three months ended June 30, 2013 and about $116 per ton for the three months ended June 30, 2012.

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

The Shangzhai coal mine produced 17,303t and 21,008t of coal in three months ended June 30, 2013 and 2012, respectively. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7km 2 area covered by its existing mining permit, which also allows it to mine at different mining levels. At this time, our company is not contemplating apply for any new mining permit. Rather, we will focus on obtaining permission to increase our annual production rate. The coal production in 2011 was conducted within the parameter stated in the mining permit. Because we have obtained another mining permit, which allows to produce 90,000 t/a from a new mining area, we are confident that we will be able to secure future increase to our permitted rate of production from the authorities. Currently our application to increase the rate of production has received county approval and is being reviewed by the city level government. After receive the city level approval, we will need to apply and receive the provincial level approval before the increase of our rate of production is finally approved.

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

Because Longwen Lin controls a large percentage of our common shares, he has the ability to influence matters affecting our shareholders.

Mr. Longwen Lin beneficially owns 81% of the issued and outstanding common shares of our company. As a result, he has the ability to influence matters affecting our shareholders, including the election of our directors and the acquisition or disposition of our assets. Because he controls such shares, our shareholders will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Lin could result in management making decisions that are in his best interest and not in the best interest of our shareholders, our shareholders may lose some or all of the value of their investments in our common shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During our fiscal period ended June 30, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

SGB INTERNATIONAL HOLDINGS INC.

By:
/s/ Shibi Chen
Shibi Chen
President, Chief Executive Officer and director
(Principal Executive Officer)
Date: August 29, 2013

By:
/s/ Peifeng Huang
Peifeng Huang
Chief Financial Officer, Corporate Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: August 29, 2013