Form 10-Q
period 2013-09-30
SGB International Holdings Inc.
filed 2013-11-26
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-53490

SGB INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

British Columbia	__________
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

No. 25 Jia He Road, Xinjing Centre, Unit C2606
Siming District, Xiamen City, Fujian Province
PRC China 362300
(Address of principal executive offices) (zip code)

86-13611930299
(Registrant’s telephone number, including area code)

Not applicable
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
373,793,578 shares of common stock outstanding as of November 13, 2013.

SGB INTERNATIONAL HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SGB INTERNATIONAL HOLDINGS INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2013

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

		September 30	December 31
		2013	2012
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	3	65,337	440,308
Receivables	4	11,424	55,952
Prepaid expenses and deposits	5	21,040	39,867
Total Current Assets		97,801	536,127

Non-current Assets
Prepaid expenses, deposits and other receivables	5	1,421,506	672,704
Property, equipment and mine development costs	6	862,127	21,063,400
Intangible assets	7	331,310	334,825
Total Non-current Assets		2,614,943	22,070,929

Total Assets		2,712,744	22,607,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Account payable and accrued liabilities	8	837,611	1,814,738
Asset retirement obligation	9	351,334	257,139
Amounts due to a related party	10	-	2,106,747
Deferred revenue		-	108,428
Loan payable – current	11	247,282	199,547

Total Current Liabilities		1,436,227	4,486,599

Non-current Liabilities:
Asset retirement obligation	9	59,515	127,780
Loan payable	11	58,178	10,060

Total Non-current Liabilities		117,693	137,840

Total Liabilities		1,553,920	4,624,439

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(STATED IN US DOLLARS)
(UNAUDITED)

		September 30	December 31
		2013	2012
	Note	$	$
Stockholders’ Equity
Common stocks	12	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Reserve		650,182	650,182
Retained earnings		(9,537,293)	7,527,909
Accumulated other comprehensive income		807,391	565,982
Total Stockholders’ Equity		1,158,824	17,982,617

Total Liabilities and Stockholders’ Equity		2,712,744	22,607,056

The accompanying notes are an integral part of these consolidated financial statements.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(STATED IN US DOLLARS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2013	2012	2013	2012
	$	$	$	$
Revenue	1,724,690	3,041,935	7,008,929	8,763,676
Cost of revenue	(1,597,902)	(2,211,493)	(5,497,795)	(6,085,845)
Gross profit	126,788	830,442	1,511,134	2,677,831
Selling expenses	(13,515)	(24,497)	(136,977)	(218,422)
General and administrative	(676,515)	(593,121)	(1,376,401)	(1,650,477)
Depreciation and amortization	(40,397)	(47,003)	(137,719)	(135,264)
Total operating expenses	(730,427)	(664,621)	(1,651,097)	(2,004,163)
Net income/(loss) from operations	(603,639)	165,821	(139,963)	673,668
Other items:
Interest expense	(64,317)	(39,175)	(65,177)	(119,641)
Loss on non-collectible deposit for investment	(2,912,793)	-	(2,895,758)	-
Loss on disposal	(901,806)	(8,282)	(1,699,609)	(37,311)
Other income	-	-	-	5,274
Gain on debt waiver	239,903	-	238,500	-
Impairment loss	(12,516,482)	-	(12,443,281)	-
	(16,155,495)	(47,457)	(16,865,325)	(151,678)
Income/(loss) before income tax expense	(16,759,134)	118,364	(17,005,288)	521,990
Income tax expense	(15,884)	(23,173)	(59,914)	(66,989)
Net income/(loss)	(16,775,018)	95,191	(17,065,202)	455,001
Foreign currency translation adjustment	105,964	(92,238)	241,409	(121,424)
Comprehensive income/(loss)	(16,669,054)	2,953	(16,823,793)	333,557
(Loss)/earnings Per Share (cents)
– Basic and diluted	(4.49)	0.03	(4.57)	0.15

Weighted Average Shares Outstanding –
Basic and diluted	373,793,578	373,798,573	373,793,578	312,946,625

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)
(UNAUDITED)

	Nine Months Ended
	September 30	September 30
	2013	2012
Cash flows from operating activities	$	$
Net income (loss) for the period	(17,065,202)	455,001
Items not involving cash:	-	-
Depreciation & amortization	1,077,460	1,049,297
Loss on retirement of fixed assets	1,699,609	-
Impairment loss	12,443,281	-
Imputed interest from a related party	-	108,051
Interest expense	16,229	20,366
Gain on debt waiver	(238,500)	-
Changes in non-cash working capital:	-	-
Receivables	45,174	288,428
Prepaid expenses, deposit and other receivables	80,049	(305,447)
Accounts payable and accrued liabilities	2,563,799	283,447
Net cash generated from operating activities	621,899	1,899,143
Cash flows from investing activities
Purchase of property, equipment and mine development costs	(725,777)	(1,676,747)
Net cash (used in) investing activities	(725,777)	(1,676,747)
Cash flows from financing activities
Increase (decrease) of term loan	102,211	-
Amounts advanced from a third party	121,380	-
Amounts repaid to a related party	(476,641)	(462,306)
Net cash (used in)/ generated from financing activities	(253,050)	(462,306)
Increase/(decrease) in cash and cash equivalents	(356,928)	(239,910)
Effect of exchange rate changes on cash	(18,043)	(64,807)
Cash and cash equivalents – beginning of period	440,308	614,445
Cash and cash equivalents – end of period	65,337	309,728
Supplemental disclosure of cash flow information:
Income tax	59,914	66,989
Interest expenses	-	119,641

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS AT SEPTEMBER 30, 2013
(STATED IN US DOLLARS)
(UNAUDITED)

							Accumulated
							other	Total
	Common shares		Stocks to	Contributed		Retained	comprehensive	stockholders’
	Shares	Amount	be issued	surplus	Reserve	earnings	income	equity
		$	$	$	$	$	$	$
Balance at December 31, 2011	245,024,446	1,412,396	7,726,148	100,000	429,769	7,208,617	615,029	17,491,959

Net income for the year	-	-	-	-	-	539,705	-	539,705
Appropriation to reserve	-	-	-	-	220,413	(220,413)	-	-
Shares issued	128,769,132	7,726,148	(7,726,148)	-	-	-	-	-

Currency translation	-	-	-	-	-	-	(49,047)	(49,047)
Balance at December 31, 2012	373,793,578	9,138,544	-	100,000	650,182	7,527,909	565,982	17,982,617

Net income/(loss) for the period	-	-	-	-	-	(17,065,202)	-	(17,065,202)
Currency translation	-	-	-	-	-	-	241,409	241,409
Balance at September 30, 2013	373,793,578	9,138,544	-	100,000	650,182	(9,537,293)	807,391	1,158,824

The accompanying notes are an integral part of these consolidated financial statements.

1 ORGANIZATION AND PRINCIPAL ACTIVITIES

SGB International Holdings Inc. (“SGB” or the “Company”) was incorporated in British Columbia, Canada on November 6, 1997. Through its subsidiary, the Company is engaged in coal production and sales by exploring, developing, and mining coal properties in People’s Republic of China.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2013 and December 31, 2012, the Company had working capital deficiency of $1,239,337 and $3,950,472, respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet

1 ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

2 SIGNIFICANT ACCOUNTING POLICIES

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and, with the exception of new accounting pronouncements described in Note 2, follow the same accounting policies and methods of their application as the most recent annual financial statements. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2012.

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

2 SIGNIFICANT ACCOUNTING POLICIES (Continued) Property, equipment and mine development costs (Continued)

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

2 SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2 SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3 CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2013	2012
	$	$

Cash denominated in Chinese RMB	38,579	435,267
Cash denominated in Canadian or Hong Kong Dollars	26,758	5,041

	65,337	440,308

As at September 30, 2013 and December 31, 2012, the Company has cash and cash equivalents placed with banks or held by its subsidiary in the People’s Republic of China denominated in Chinese Renminbi (“RMB”) as at September 30, 2013 amounting to RMB 237,182 (December 31, 2012: RMB 2,742,227) where the remittance of funds to jurisdictions outside the PRC is subject to certain government rules and regulations on foreign currency controls. Under the People’s Republic of China’s Foreign Exchange Control Regulations and Administration of Settlement, Sale and Payment of Foreign Exchange Regulations, the Company is permitted to exchange RMB for foreign currencies but may require approval of governmental authorities or designated banks in the PRC.

4 RECEIVABLES

	September 30,	December 31,
	2013	2012
	$	$

Trades receivable (i)	-	33,406
Employee receivable (ii)	-	13,174
Tax receivable	-	5,276
Others	11,424	4,096

	11,424	55,952

Notes:

(i)	The Company does not hold any collateral over these balances. The average age of these receivable are 30 days.

(ii)	Unsecured, interest free and repayable on demand.

5 PREPAID EXPENSES, DEPOSITS AND OTHER RECEIVABLES

	September 30,	December 31,
	2013	2012
	$	$

Prepaid construction material and labour costs (i)	162,655	60,126
Safety risk deposit (ii)	465,078	158,728
Prepaid mining license fee (iii)	-	453,850
Prepaid rental fee	13,431	17,920
Other prepaid expense	7,609	21,947
Other receivable	793,773

Subtotal	1,442,546	712,571
Current portion	(21,040)	(39,867)

Non-current	1,421,506	672,704

5 PREPAID EXPENSES, DEPOSITS AND OTHER RECEIVABLES (Continued)

Notes:

(i)	The payment relates to the new shaft under construction as at December 31, 2012 and September 30, 2013.

(ii)

On August 26, 2005, an one-off safety risk deposit equivalent to RMB 1 million was paid to the Yongding County Coal Development Company as a representative of the Yongding County Coal Industry Management Bureau according to the Yongding County Coal Mine Safety Risk Deposit Management Measures (effective as of July 1, 2005).

(iii)

The prepayment (equivalent to RMB Nil and RMB 2,859,300 as at September 30, 2013 and December 31, 2012) associated with issuance of the new mining permit on the new extended mining area obtained in May 2011. The exact total fees payable and payment terms for issuance of the new mining permit is expected to be known by the end of 2013 from the Fujian Provincial Department of Land and Resources Mining Development Management Bureau.

6 PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS

		Accumulated
	Cost	amortization	Net book value
	$	$	$
September 30, 2013
Mine development costs
Machineries
Motor vehicles
Office equipment	41,711	15,456	26,255
Construction in progress	835,872	-	835,872

Total	877,583	15,456	862,127

December 31, 2012
Mine development costs	20,836,696	3.308,739	17,527,957
Machineries	5,094,328	1,774,782	3,319,546
Motor vehicles	196,758	79,822	116,936
Office equipment	143,113	44,152	98,961
Construction in progress	-	-	-

Total	26,270,895	5,207,495	21,063,400

6 PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS (Continued)

During the nine months ended September 30, 2013 and 2012, the Company charged amortization and depreciation expenses of $928,072 and $889,506 to the cost of revenue and $137,719 and $135,045 to the depreciation and amortization expenses, respectively.

As disclosed in the Company’s filling from 8-K dated October 4, 2013, during the quarter the board of the Company approved to dispose all of the fixed assets. The disposal of the fixed assets, which includes but not limited to equipment and plants, is to set off the debts of Fujian HuiLong. During the quarter, the Company recorded a loss of US 901,806 on disposal of the aforesaid fixed assets.

7 INTANGIBLE ASSETS

The following is a summary of intangible asset:

	September 30,	December 31,
	2013	2012
	$	$
Cost	713,435	696,211
Accumulated amortization	382,125	361,386
Net carrying value	331,310	334,825

During the nine months ended September 30, 2013 and 2012, the Company charged amortization expenses of $11,669 and $26,611 to the cost of revenue, respectively.

8 ACCOUNT PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	September 30,	December 31,
	2013	2012
	$	$
Staff costs / wage payable	492,392	1,643,371
Accrued liabilities	343,711	89,286
Employee safety deposits	-	-
Other payable	1,508	82,081
	837,611	1,814,738

9 ASSET RETIREMENT OBLIGATION

The following is a summary of asset retirement obligation:

	September 30,	December 31,
	2013	2012
	$	$
Face value	439,627	429,014
Effective interest rate – 10%	(28,778)	(44,095)
Subtotal	410,849	384,919
Current portion	351,334	257,139
Asset retirement obligation – long term	59,515	127,780

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

10 AMOUNTS DUE TO A RELATED PARTY

	September 30,	December 31,
	2013	2012
	$	$

Amounts due to a related party	-	2,106,747

11 LOAN PAYABLE

The following is a summary of term loan:

	September 30, 2013	December
		31, 2012
	$	$

Interest free loan, unsecured and due on demand (i)	137,661	129,053
Interest bearing loan at 15% per annum, unsecured and due on demand	64,628	50,353
Interest bearing loan at 3% per annum, unsecured and due on November 10, 2014:	-	10,060
Interest bearing loan at 15% per annum, unsecured and due on 15 March ,2013:	-	20,141
Interest bearing loan at 15% per annum, unsecured and due on 17 December ,2013:	103,171

Total	305,460	209,607

Current portion	247,282	199,547

Non-current	58,178	10,060

(i)

The loan was obtained from the former Chief Financial Officer (September 30, 2013: $137,661; December 31, 2012: $129,053). Upon the maturity, the loan was renewed with non-interest bearing and due on demand.

12 STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value Unlimited number of preferred shares without par value

Issued and outstanding

As at September 30, 2013 and December 31, 2012, 373,793,578 common stocks issued and outstanding which were derived from the following transactions:

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

12 STOCKHOLDERS’ EQUITY (Continued)

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

13 RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013 and 2012, the Company engaged following related party transactions:

  Accrued or paid $ nil (September 30, 2012: $85,690) in salaries and bonus to senior officers and directors of the Company;

As at September 30, 2013 and December 31, 2012, following receivable and payable were outstanding:

  Included in accounts payable and accrued liabilities, $Nil (December 31, 2012: $406,252) were payable to the senior officers and directors of the Company

  Included in receivable, $3,253 was receivable (December 31, 2012: $3,175) from a senior officer and director of the Company.

Also see note 10 and 11.

14 COMMITMENTS

The Company has entered into an operating lease for its office and employee accommodation in Xiamen, Fujian, PRC expiring in August, 2016. Annual leased payments are as follows:

September 30, 2013
$
Fiscal year
2013	23,742
2014	24,046
2015	21,161
2016	14,108

Total	83,057

15 COMPARATIVE FIGURE

Certain comparative figures have been reclassified to conform to the presentation adopted in current period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 30, 2013, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2013 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2012, all amounts herein are unaudited. Unless the context otherwise indicates, references to “SGB,” “we,” “our,” “us” and the “Company” refer to SGB International Holdings Inc.and its subsidiaries on a consolidated basis.

Forward-Looking Statements

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” of our most recent Form 10-K.

Foreign Private Issuer Status

We are a foreign private issuer as defined under Rule 3b-4 promulgated under the Exchange Act, but voluntarily file our periodic reports on U.S. domestic forms Form 10-K, Form 10-Q, and Form 8-K.

As a foreign private issuer, we are not required to use U.S. domestic company forms such as Form 10-K, Form 10-K or Form 8-K to comply with our reporting requirements under Section 13 of the Exchange Act. Instead, we can file an annual report on Form 20-F each year with the Securities and Exchange Commission and furnish our interim financial statements and management’s discussion and analysis and reports about material changes to our Company, in the forms required by Canadian securities legislation, with the Securities and Exchange Commission on Form 6-K.

We have elected to voluntarily file our annual, quarterly, and current reports on U.S. domestic company forms and, we intend to continue to comply with our reporting requirements under Section 13 of the Exchange Act using the U.S. domestic company forms.

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

Effective March 3, 2009, we changed our name from “Orca International Language Schools Inc.” to “SGB International Holdings Inc.” and we created a new class of preferred stock. As a result, our authorized capital consists of an unlimited amount of common shares without par value and an unlimited amount of preferred shares without par value. We have not issued any preferred shares.

On May 11, 2011, we completed a reverse acquisition transaction with Dragon International Resources Group Co., Limited (the “Dragon International”), the shareholders of Dragon International, and the subsidiary of Dragon International, Fujian Huilong Coal Mine Co., Ltd. (formerly Yongding Shangzhai Coal Mine Co., Ltd.) (“Fujian Huilong”), pursuant to which we acquired 100% of the issued and outstanding capital stock of Dragon International in exchange for an aggregate of 220,522,000 common shares of our company, which constituted 90% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the reverse acquisition.

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

Our Business

Prior to our reverse acquisition of Dragon International, our goal originally was to provide management services to schools in the international education industry. We searched for a school as the initial client but we were not successful in finding any client. Because we incurred losses since November 6, 1997, in March 2009 our board of directors decided to explore the possibility of adopting a different business plan.

As a result of the above described reverse acquisition, we have assumed the business and operations of Fujian Huilong, a wholly-owned subsidiary of Dragon International. Fujian Huilong is engaged in coal production and sales by exploring, developing and mining coal properties. Fujian Huilong owns and operates a coal mine, located in Shangzhai Village, Yongding County, Longyan City of Fujian Province, People’s Republic of China.

Results of Operations

For the three months ended September 30, 2013 and 2012

The following table sets forth the consolidated results of our operations for our Company, including those of Dragon International and Fujian Huilong for the three months ended September 30, 2013 (“2013 Q3”) and September 30, 2012 (“2012 Q3”):

	2013 Q3	% of Sales	2012 Q3	% of Sales
	$		$
Revenues	1,724,690	100%	3,041,935	100%
Cost of sales	1,597,902	93%	2,211,493	73%
Gross profit	126,788	7%	830,442	27%
Operating expenses	730,427	42%	664,621	22%
Profit from operations	(603,639)	(35%)	165,821	5%
Other expenses and income tax	982,007	57%	70,630	2%
Net income/(loss)	(16,775,018)	(973%)	95,191	3%

Revenues

Our revenues are derived from the sales of coal produced from our property. The overall revenue decreased by $1,317,245 or 57% from $3.04 million in 2012 Q3 to $1.72 million in 2013 Q3, principally due to the on-going construction of the new shafts (later suspended during 2013 Q3) which has slowed down the current production coupled with the decreasing demand in coal as a result of the slowing down in the growth of the Chinese economy.

Cost of Sales and Gross Profit

In line with the decreased revenue, our cost of sales decreased by $613,591 or 28% from $2.21 million in 2012 Q3 to $1.60 million in 2013 Q3. Meanwhile, because our cost of sales per tons increased from average $62.28 per ton in 2012 Q3 to average $83.17 per ton in 2013 Q3 principally due to the higher labor and material costs, our company recorded a lower gross profit margin of 27% in 2013 Q3 as compared to 43% in 2012 Q3.

Operating Expenses

Our operating expenses for the three months ended September 30, 2013 and 2012 were as follows:

	2013 Q3	2012 Q3
	$	$
Depreciation and amortization	40,397	47,003
General and Administrative	510,214	426,820
Professional Fees	92,574	92,574
Rent	31,039	31,039
Travel	42,688	42,688
Selling Expenses	13,515	24,497
Total operating expenses	730,427	664,621

Our operating expenses increased by $65,806 or 10% from $664,621 in 2012 Q3 to $730,427 in 2013 Q3, principally due to the increase in tax liabilities incurred from disposal of the fixed assets.

Other Expenses and Income Tax

Our other expenses and income tax increased by $911,377 from $70,630 in Q3 2012 to $982,007 in Q3 2013. The increase in other expenses was primarily caused by the significant increase in the loss of disposal by $901,806.

Net Income/(Loss)

As a result of the above, our net income decreased by $16,870,209 from a net income of $95,191 in 2012 Q3 to a net loss of $16,775,018 in 2013 Q3.

Impact of Inflation

We believe that inflation has had a net negative impact on our results of operations in 2013 Q3, especially on the labor costs and raw materials. The inflation risk remained relatively high in China during 2013 Q3. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

For the nine months ended September 30, 2013 and 2012

The following table sets forth the consolidated results of our operations for our Company, including those of Dragon International and Fujian Huilong for the nine months ended September 30, 2013 (“9M 2013”) and September 30, 2012 (“9M 2012”):

	9M 2013	% of Sales	9M 2012	% of Sales
	$		$
Revenues	7,008,929	100%	8,763,676	100%
Cost of sales	5,497,795	78%	6,085,845	69%
Gross profit	1,511,134	22%	2,677,831	31%
Operating expenses	1,651,097	24%	2,004,163	23%
Profit from operations	(139,963)	(2%)	673,668	8%
Other expenses and income tax	1,824,700	26%	218,667	2%
Net income/(loss)	(17,065,202)	(243%)	455,001	5%

Revenues

Our revenues are derived from the sales of coal produced from our property. The overall revenue decreased by $1,754,747 or 20% from $8.8 million in 9M 2012 to $7.0 million in 9M 2013 principally due to the on-going construction of the new shafts (later suspended during 2013 Q3) which has slowed down the current production coupled with a decreasing demand in coal as a result of the slowing down of the growth of the Chinese economy.

Cost of Sales and Gross Profit

In line with the decreased revenue, our cost of sales decreased by $588,050 or 10% from $6.1 million in 9M 2012 to $5.5 million in 9M 2013. Meanwhile, because our cost of sales per tons increased from average $67.88 per ton in 9M 2012 to average $79.20 per ton in 9M 2013 principally due to the higher labor and material costs, our Company recorded a lower gross profit margin of about 31% in 9M 2013 as compared to 36% in 9M 2012.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2013 and 2012 were as follows:

	9M 2013	9M 2012
	$	$
Depreciation and amortization	137,719	135,264
General and Administrative	957,471	1,231,546
Professional Fees	290,359	290,359
Rent	51,020	51,020
Travel	77,551	77,551
Selling Expenses	136,977	218,423
Total operating expenses	1,651,097	2,004,163

Our operating expenses decreased by $353,066 or 18% from $2.0 million in 9M 2012 to $1.6 million in 9M 2013, principally attributable to the decrease in the general and administrative expenses by $274,075 or 22% as a result of the decreased staff salary.

Other Expenses and Income Tax

Other expenses and income tax increased by $1,606,033 or 734% from $218,667 in 9M 2012 to $1,824,700 in 9M 2013. The increase in other expenses was primarily caused by the significant increase in the loss of disposal by $1,699,609.

Net Income/(Loss)

As a result of the above, our net income decreased by $17,520,203 from a net income of $455,001 in 9M 2012 to a net loss of $17,065,202 in 9M 2013.

Impact of Inflation

We believe that inflation has had a net negative impact on our results of operations in 9M 2013, especially on the labor costs and raw materials. The inflation risk remained relatively high in China during 9M 2013. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

Cash Requirements

We believe our cash on hand, and cash generated from the mining operations will satisfy our working capital needs, and other liquidity requirements associated with our existing operations through the remainder of this year. We will continue to seek opportunities to expand our existing mining operations and acquire additional coal mining rights, and we expect to finance such acquisitions through the issuance of debt or equity securities.

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

Liquidity and Capital Resources

Working Capital as at September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2012	2012
Cash	$65,337	$440,308
Current Assets	$97,801	$536,127
Current Liabilities	$1,436,227	$4,486,599
Working Capital	$(1,338,426)	$(3,950,427)

Current asset decreased by $438,326 or 82% from $536,127 as at December 31, 2012 to $97,801 as at September 30, 2013, principally due to the decrease of the cash balance directly related to the payment of the capital expenditures on the daily operation.

Current liabilities decreased by $3,050,372 or 68% from $4,486,599 as at December 31, 2012 to $1,436,227 at September 30, 2013, principally a result of the settlement of all the account payable and accrued liabilities by the proceeds from the sales of the fixed assets.

As a result of the above, we have a working capital deficiency of $1.34 million as at September 30, 2013 as compared to $3.95 million as at December 31, 2012.

In view of the working capital deficiency, our management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (1) the current mining operation is able to continue in generating positive operating cash flows; (2) stable client in Fujian Province is expected to support continued revenue from the existing coal mine operation; (3) we are looking for opportunity to raise equity or debt financing; and (4) we are seeking the principal shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company believes that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the next six months.

Cash Flows

For the nine months ended September 30, 2013 and 2012 respectively:

The following summarizes cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2013 and 2012:

	9M 2013	9M 2012
	$	$
Net cash generated from operating activities	621,899	1,899,143
Net cash used in investing activities	(725,777)	(1,676,747)
Net cash generated from financing activities	(253,050)	(462,306)
Cash and cash equivalents at end of period	65,337	309,728

Due to the decreased revenue in 9M 2012, we generated a lower net cash from operating activities of $621,899 in 9M 2013 as compared to $1,899,143 in 9M 2012.

The net cash used in investing activities decreased from $1,676,747 in 9M 2012 to $725,777 in 9M 2013. The net cash used in investing activities was mainly in connection to the capital expenditure used on the construction of the mine shafts and related mining facilities. The decrease was principally due to the suspension in the construction of mine shaft in light of the decrease in demand for coal in China and the reduction of our revenue level. ..

The net cash generated from financing activities of $253,050 in 9M 2013 was principally due to the increase of term loan by $102,211 and increase in the amount advanced from the third party by $121,380.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Our management continues to review processes and intend make necessary changes to strengthen our system of internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject or proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. For more information concerning our risk factors, please see “Item 1A. Risk Factors” of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SGB INTERNATIONAL HOLDINGS INC.

By:
/s/ Shibi Chen
Shibi Chen
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 26, 2013

By:
/s/ Peifeng Huang
Peifeng Huang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 26, 2013