Form 10-K
period 2013-12-31
SGB International Holdings Inc.
filed 2014-04-15
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the  Act).
Yes ☐     No ☒

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

173,118,558 shares of common stock at a price of $0.01 per share for an aggregate market value of about $1,731,196.1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of shares of common stock sold on April 8, 2014.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

373,793,578 shares of common stock are issued and outstanding as of April 8, 2014.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this report. Examples of forward-looking statements made in this annual report include statements pertaining to, among other things:

•	our future development programs and results;
•	our future capital expenditures;
•	our future investments in and acquisitions of mineral properties;
•	our financial and operating performance;
•	the estimation of mineral reserves and the realization of mineral reserve estimates;
•	operating expenditures;
•	governmental regulation of mining operations; and
•	our need for, and our ability to raise, capital.

The material assumptions supporting these forward-looking statements include, among other things:

•	our ability to obtain any necessary financing on acceptable terms, if and when needed;
•	timing and amount of capital expenditures;
•	our ability to obtain necessary drilling and related equipments in a timely and cost-effective manner to carry out operating activities;
•	retention of skilled personnel;
•	the timely receipt of required regulatory approvals;
•	continuation of current tax and regulatory regime;
•	current exchange rate and interest rates; and
•	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•	risks and uncertainties relating to the interpretation of sampling results, the geology, grade and continuity of mineral deposits;
•	statements respecting anticipated business activities;
•	planned expenditures;
•	corporate strategies;
•	proposed acquisitions and dispositions of assets;
•	anticipated capital expenditures;
•	future production;
•	expected mine life;
•	future exploration and expenditures on our company’s properties;
•	estimates of future Chinese demand for coal;

•	risks and uncertainties that results of initial sampling and mapping will not be consistent with our expectations;
•	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
•	the potential for delays in exploration, development, or production activities;
•	risks related to the inherent uncertainty of cost estimates and the potential for unexpected costs and expenses;
•	risks related to commodity price fluctuations;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our operations;
•	risks related to environmental regulation and liability;
•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
•	risks related to tax assessments;
•	political and regulatory risks associated with mining development and exploration; and
•	the risks in the section entitled “Risk Factors”.

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

As a result of the reverse acquisition, we have assumed the business and operations of Fujian Huilong Coal Mine Co., Ltd., a wholly-owned subsidiary of Dragon International Resources Group Co., Limited. Fujian Huilong Coal Mine Co., Ltd. is a company engaged in coal production and sales by exploring, developing and mining coal properties. Fujian Huilong Coal Mine Co., Ltd. owns and operates a coal mine, located at Shangzhai Village, Yongding County, Longyan City of Fujian Province, People’s Republic of China, which has coal reserves of an estimated 1,354,000 t as of December 31, 2009, including 416,000 t proven coal reserve, and 938,000 t probable coal reserve. The current coal production was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2012 is still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”). Because the scope of Wardrop’s work on its May 2011 NI-43-101 technical report covered 5.7 km2 area of the mining permit numbered 3500000620055, which provides for an annual production rate of 90,000 t/a and is in good standing until April 2016, but Wardrop noted that Fujian Huilong production was over 200,000 t in year 2009 , over 150,000 t in year 2010, about 114,000 t in year 2012 and 67702t in year 2013. Because of the unique geological structure and coal deposits in the Fujian Province, coal productions require a higher level of human input together with machinery to achieve a desirable rate of return, which is unlike coal deposits in Northwestern China that are more suitable for larger production using mostly large machinery. Accordingly, when a new coal mining operation applies for a permit in the Fujian Province, the typical annual production rate granted would be in the range of 60,000 t/a to 90,000 t/a. This initial annual production rate, which may be considered as a trial period production rate, may be adjusted and increases can be applied for subsequently, depending on the development of a particular mine. We initially applied for an annual production rate of 90,000 t/a for our mining permit number 3500000620055 because of this practice in the Fujian Province. We are in the process of applying to increase our annual production rate to up to 300,000 t/a. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2area covered by its existing mining permit, which also allows it to mine at different mining levels. With respect to the estimated 1,354,000 t reserves in the valid 5.7 km2 mining area, Shangzhai has confirmed that about 70% coal reserves have been assigned to the current mine shaft and mining equipment, while the rest 30% coal reserves will require sustaining capital for coal production.

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

•
Dragon International Resources Group Co., Limited became our wholly-owned subsidiary and Fujian Huilong Coal Mine Co., Ltd., the wholly-owned subsidiary of Dragon International Resources Group Co., Limited became our wholly-owned subsidiary;

•
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

Our Customers

We sell our coal directly to local sale contractors, and are responsible only for loading contractors’ trucks at the mine site. Subsequently, sale contractors haul coal from the mine site to consumers. For the years ended December 31, 2012 and December 31, 2013, the Company had three (2012) and four (2013) customers accounted for more than 10% of total sales representing 73% (2012) and 55% (2013) of total sales, respectively:

Name	% of the sales in FY2012
Mr. Wei Mingji	29%
Mr. Huang Jingyang	24%
Mr. Lin Jinxiu	20%
Mr. Ling Tianyun	0%
Mr. Yan Dechang	0%
Mr. Dai Jinsheng	0%

Name	% of the sales in FY2013
Mr. Wei Mingji	23%
Mr. Lu Liesheng	12%
Mr. Lu Qiliang	10%
Mr. Lai Linhai	10%

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

We set pricing by taking into account: (i) prices in the relevant local coal markets; (ii) grade and quality of the coal; and (iii) relationships with customers. Transportation costs are normally borne by the customers. The average price for raw coal from the Shangzhai coal mine in 2012 was about US$112 per ton, which is $31 or 29% higher than the average price of about US$81 per ton in 2013.

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

Research and Development

We had no research and development expenses in 2012 and in 2013. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

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

•
the State Council, which is the highest level of the executive branch, is responsible for the examination and approval of major investment projects specified in the 2004 Catalogue of Investment Projects released by the PRC Government;

•
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

•
the Ministry of Commerce of China (“MOFCOM”) and/or its local counterpart, which regulates foreign investment in China, such as review and approval of foreign invested companies in China and mergers and acquisitions of Chinese domestic enterprises by foreign investors;

•
the Ministry of Land and Resources of China (“MLR”) and/or its local counterpart, which has the authority to grant land use licenses and mining right permits, approves transfer and lease of mining rights, and reviews mining rights premium and reserve valuation;

•
the State Administration of Coal Mine Safety (“SACMS”) and/or its local counterpart, which is responsible for the implementation and supervision of the relevant safety laws and regulations applicable to coal mines and coal mining operations;

•	the Ministry of Environmental Protection of China (“MEP”) and/or its local counterpart, which supervises and controls environmental protection and monitors China’s environmental system;
•
the Ministry of Construction of China (“MOC”) and/or its local counterpart, which is responsible for the management of survey and design of construction projects, including but not limited to the survey and design of coal mines;

•	the National and State Tax Bureaus and/or their local counterparts, which are responsible for the federal and local income, VAT and other taxes;
•
the State Administration of Foreign Exchange of China (“SAFE”) and/or its local counterpart, which is responsible for the convertibility of RMB into foreign currencies, registration of foreign debt or loans of Chinese companies and, in certain cases, the remittance of currency out of the PRC, such as repayment of bank loans or dividends denominated in foreign currencies; and

•
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

Fees and Taxes

There are various taxes and fees that are imposed upon coal producers in Fujian Province, as well as statutory reserves which coal producers are required to set aside. Such taxes, fees and statutory reserves as applicable to our company at December 31, 2013 which coal company has to purchase and pay RMB 165 per tons to the local Coal Management Authority that set out the relevant tax rate as follows:

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

Special Regulations by the State Council on Preventing Work Safety Related Accidents in Coal Mines and Five Setsof Supplemental Rules and Regulations

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

Employees

As of December 31, 2012 and 2013, we had approximately 112 and 87 respectively of management staff including our President, Chief Executive Officer and Chief Financial Officer, for our mine and administrative office located in Fujian Province. We also had about 900 and 600 miners respectively working underground who belong to third party sub-contractors. The working schedule for these contract miners is three shifts per day for 260 days per year. Production stopped in August this year. None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good. We do not have insurance for industry-related accident. For any accident-related costs below RMB50,000 is to be borne by the third party subcontractors. For any accident-related costs above RMB50,000, 95% of such costs is to be borne by our company and the remaining 5% is to be borne by the third party sub-contractors.

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

As all of our revenue is derived from sales of coal in the PRC, our business and operating results are substantially dependent on the domestic Chinese demand for coal, especially the demand for coal in the province of Fujian. The Chinese coal market is cyclical and exhibits fluctuation in supply and demand from year to year. It is subject to numerous factors beyond our control, including, but not limited to, the economic conditions in the PRC and fluctuations in industries with high demand for coal, such as the power and steel industries. Fluctuations in supply and demand for coal affect coal prices, which in turn affects our operating and financial performance. We have experienced substantial price fluctuations in the past and believe such fluctuations will continue. The average selling price from the Shangzhai coal mine was about US $81 per ton in 2013 and about US $112 per ton in 2012.

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

Our mining operations are inherently subject to changing conditions that affect levels of production and production costs for varying lengths of time and can result in decreases in our profitability. We are exposed to commodity price risk related to our purchase of diesel fuel, explosives and steel. In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions can be expected in the future to have, a significant impact on our operating results. Prolonged disruption of production at our mine would result in a decrease in our revenues and profitability, which could be material. Other factors affecting the production and sale of our coal that could result in decreases in our profitability include:

•	sustained high pricing environment for our raw materials, including, among other things, diesel fuel, explosives and steel;
•	changes in the laws and/or regulations that we are subject to, including permitting requirements; labor shortages; and
•	changes in coal market and general economic conditions.

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

Our coal operations, like those of other Chinese energy companies, are subject to extensive regulations established by the PRC Government. Central governmental authorities, such as the National Development and Reform Commission, the State Environmental Protection Administration, the Ministry of Land and Resources, the State Administration of Coal Mine Safety, the State Bureau of Taxation, and provincial and local authorities and agencies exercise extensive control over various aspects of China’s coal mining and transportation (including rail and sea transport). These controls affect the following material aspects of our operations:

•	exploration, exploitation and mining rights and licensing;
•	rehabilitation of mining sites after mining is completed;
•	recovery rate requirements;
•	industry-specific taxes and fees;
•	target of our capital investments; and
•	environmental and safety standards.

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

Pursuant to the Provisional Regulations on Value-Added Tax of the PRC, promulgated by the State Council on December 13, 1993, as amended on November 5, 2008 (effective on January 1, 2009), and the Rules for Implementation of Provisional Regulations on Value-Added Tax of the PRC, promulgated on December 25, 1993 and amended on December 15, 2008 (effective on January 1, 2009), all entities and individuals engaged in selling goods, providing repair and placement services or importing goods into the PRC are generally subject to a value-added tax, or VAT, at a rate of 17% of the gross sales proceeds received (with the exception of certain goods which are subject to a rate of 13% or lower), less any VAT already paid or borne by the taxpayer on goods or services purchased and utilized in the production of goods or provision of services that have generated the gross sales proceeds. Fujian Huilong is subject to such value-added tax but according to local regulations, the local Coal Management Authority is the government authority responsible for collecting VAT as part of the approximately US$18.56 or RMB 120 per ton for all taxes, fees and statutory reserves payable by Fujian Huilong. The amount of VAT imposed by the local Coal Management Authority is about US$3.62 or RMB 23.4 per ton. The understanding of Fujian Huilong that the local Coal Management Authority is responsible for collecting VAT payment is for an indefinite period and rate is subject to adjustment by the local Coal Management Authority from time to time. For the last three years, the local Coal Management Authority has not adjusted the rate of VAT that they have imposed on our company. As compared to the rate of VAT applicable to other businesses subject to VAT rate of 17% on their gross proceeds received, our company’s effective VAT rates was 3.64% in FY2013 and 3.33% in FY2012. However, because the local Coal Management Authority is able to adjust the VAT rate unilaterally and arbitrarily, there is no assurance that the local Coal Management Authority will not impose materially higher VAT rate on our company in the future.

Our business operations may be adversely affected by present or future environmental regulations.

As a producer of coal products, we are subject to significant, extensive, and increasingly stringent environmental protection laws and regulations in China. These laws and regulations:

•	impose fees for the discharge of waste substances;
•	require the establishment of reserves for reclamation and rehabilitation;
•	require the payment of fines for serious environmental offences; and
•	allow the Chinese Government, at its discretion, to close any facility that fails to comply with orders requiring it to correct or stop operations causing environmental damage.

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

The Shangzhai coal mine produced 114,000 t and 67,701 t of coal in 2012 and 2013, respectively. According to Wardrop Engineering Inc., the Shangzhai coal mine should have a production capacity of only 90,000 t/a under the current valid mining permit. Government authorities may order the Shangzhai coal mine to be closed or limited at any time, since the area of active mining currently exceeds the limits of the mining permit. As of May 13, 2011, Shangzhai has obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by its existing mining permit, which also allows it to mine at different mining levels. At this time, our company is not contemplating apply for any new mining permit. Rather, we will focus on obtaining permission to increase our annual production rate. The coal production in 2012and 2013 was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2013 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (“Wardrop”). Because we have obtained another mining permit, which allows to produce 90,000 t/a from a new mining area, we are confident that we will be able to secure future increase to our permitted rate of production from the authorities. Currently our application to increase the rate of production has received county approval and is being reviewed by the city level government. After receive the city level approval, we will need to apply and receive the provincial level approval before the increase of our rate of production is finally approved.

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

We may seek to expand our operations both in the regions in which we operate as well as in other parts of China through acquisitions of businesses and assets. Acquisition transactions involve inherent risks, such as:

•	uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;
•	the potential loss of key personnel of an acquired business;
•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;
•	problems that could arise from the integration of the acquired business;
•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and
•	unexpected development costs that adversely affect our profitability.

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

Zifu Lin and Chuanzhen Lin, each beneficially directly own 17.2% and Longwen Lin directly owned 53.1% of the issued and outstanding common shares of our company as at December 31, 2013. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors and the acquisition or disposition of our assets. Because they control such shares, our shareholders will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Messrs. Lin could result in management making decisions that are in their best interest and not in the best interest of our shareholders, our shareholders may lose some or all of the value of their investments in our common shares.

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

Annual Production

The following table shows the annual sale and production volume from our Shangzhai coal mine and the average sale price before tax per ton for our coal for the last three years.

Year	Annual Sale and Production Volume (t)	Average Sale Price (US$)
2011	134,668	107
2012	114,000	112
2013	67,701	81

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

Note

(1) The remaining coal reserve as of December 31, 2013 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”)

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

Since 2007, the Shangzhai coal mine production capacity has been progressively increased from approximately 50,000 t/a to 240,000 t/a, with the exception of a decrease in 2010 to 156,000 t/a and further decrease in 2013 to 67,701t/a due to the production stopped since august due to market conditions.

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

Our annual permitted mine production rate increased gradually since 2006 from 60,000 t/a to the current 90,000 t/a with full support of the local mining authorities. At the annual permitted mine production rate of 90,000 t/a, our mine operation is consider larger than the local artisan mining operations, which are target of government enforcement. As we expanded of our actual mine production beyond the 90,000 t/a, our mine production infrastructure has also been steadily developed to support the excess production. It is our management’s view that our current mine development can support an annual production of 300,000 t/a. Our management’s view of our production capability being 300,000 t/a is based on the facts that when we expanded our mining operation through the years, we have developed our mine production infrastructure with a goal of exceeding 300,000 t/a and also that we were able to produce 114,000t and 67,701t of coal for years 2012 and 2013 respectively. Our management is also of the view that this annual production capability of 300,000 t/a is based on mining operations only in the areas covered by current valid mining permits. We intend to and are in the process of applying for an increase to our annual permitted mine production rate to 300,000 t/a in stages over the next few years. The application process includes submitting an application and plan for the production increase, followed by the review of records and inspection by officials onsite. The factors in determining whether an application to increase annual production rate would be approved include past production records, actual production capacity, adequacy of equipment and infrastructure and past safety records. The government authorities may approve increase annual production rate in stages and with requirements of trial period. Because of the condition of our mining operation, we are confident that we will be able to secure future increase to our permitted rate of annual production from the authorities, if not directly to 300,000 t/a, to a rate of 180,000 t/a as the first stage increase. The likelihood of the authorities shutting down our mine for non-compliance is relatively small. In May of 2011, we also obtained a new mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by its existing mining permit, which also allows it to mine at different mining levels. This new mining permit also allows us to produce at an annual production rate of 90,000 t/a from the area covered by this ming permit. Accordingly, we are currently able to produce 90,000 t/a from each of the areas covered by our two mining permits. Should the authorities indicate to us that strict compliance with permitted mine production rate is required, we intend to limit our mine production to 90,000 t/a from each of the areas covered by our two mining permits until such time when our annual permitted mine production rate is increased.

Wardrop Engineering Inc. estimated that the Shangzhai coal mine had a remaining coal reserve of 1,354,000 t as of Dec 31, 2009. Because most of the mining activity in 2010 was performed outside the area covered by our valid mining permit, the remaining coal reserve in the 5.7 km2 area is essentially the same as that at the end of 2009. The coal production of 134,668 t in 2011 was conducted within the parameter stated in the mining permit. The remaining coal reserve as of December 31, 2013 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”).Wardrop recommends that Shangzhai should renew the mining permit as soon as possible to verify the legality and safety of the mine. As of May 13, 2011, we obtained another mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by our existing mining permit, which also allows us to mine at different mining levels. Under the current valid mining permit, the life of mine will be approximately 15 years at a production rate of 90,000 t/a. The life of mine will be re-evaluated when Shangzhai renewed its mining permit with updated mining area and production rate. The remaining coal reserve as of December 31, 2013 still pending for the geological report to be issued from an independent and qualified Canada based geologist company, Wardrop Engineering Inc. (the “Wardrop”)

Growth Strategy

We plan to increase our coal reserves by: (i) performing further exploration programs in the current valid mining permit to upgrade our coal resources into the coal reserves; and (ii) expanding the mining boundary, and conducting corresponding feasibility studies with a new mining permit to increase the coal reserves. As of May 13, 2011, Shangzhai has obtained a mining permit (C3500002011051120112047) for an area of 6.8 km2 that is adjacent to (and with a small overlapping area with) the 5.7 km2 area covered by its existing mining permit but also allows it to mine at different mining levels. We expended approximately US$78,125 (RMB500,000) to retain Fujian Province Coal Exploration Team 8 to investigate preliminarily the geological characteristics, coal seam distribution, structure, thickness, lithology and formation. A preliminary coal resource estimate has been completed on this 6.83 km2 mining area. In addition, we also expended approximately US$70,313 (RMB450,000) to commission Fujian Huaxia Architecture Design Institute to complete a 300,000 t/year feasibility study. Shangzhai is planning to update the current NI 43-101 report prepared by Wardrop beginning in November of 2011 to incorporate the coal resource and reserves in the 6.83 km2 area, which is expected to be in compliance with the CIM standards (the standards set forth by Canadian Institute of Mining, Metallurgy and Petroleum). We anticipate that we will need to spend approximately US$60,000 to update the NI 43-101 report. We anticipate that the updated NI 43-101 report will be finalized by June 2014. The National Instrument 43-101 is a rule developed by the Canadian Securities Administrators that establishes standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects, designed to improve the accuracy and integrity of the information provided by mining issuers.

Permits and Other Regulatory Requirements

Permits

We operate the Shangzhai coal mine pursuant to the following 7 permits:

Name of Permit	Permit No.	Expiry Date	Limits (Area)	Issued by
Business Licence	350000100007198	August 2035	N.A.	Administration for Industry and Commerce of Fujian Province
Certificate of Organization Code	77753680-8	October 2016	N.A.	Fujian Bureau of Quality and Technical Supervision
Tax Licence	350822777536808	Permanent	N.A.	Tax Department of Fujian Province
Mining Permit	*3500000620055	April 2016	5.7 km2 & above +328 masl	Natural Resource Department of Fujian Province
Mining Permit	C3500002011051120112047	May 2021	6.8 km2 from 700 m to -300 m	Natural Resource Department of Fujian Province
Coal Production Permit	203508220136	December 2031	N.A.	Economic and Trade Commission of Fujian Province
Safety Production Permit	(2005)F107(G1)	February 2016	N.A.	Coal Mine Safety and Supervision Department of Fujian Province

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

Ecological Environment Rehabilitation Deposit

The Fujian Provincial Mine Ecological Environment Rehabilitation Deposit Management Measures (effective as of January 1, 2007) requires every mining license holder within Fujian Province to:

•	prepare a Mine Ecological Environment Rehabilitation Plan;
•	sign a Mine Ecological Environment Rehabilitation Agreement with the Fujian Land and Resources Bureau;
•	pay a Mine Ecological Environment Rehabilitation Deposit.

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

ERM recommended that we apply for the following environmental, health, and safety approvals, which were not in place at the time of the site visit by ERM from October 31, 2010 to November 1, 2010:

•	Occupational Disease Hazard Pre-Assessment (ODHA);
•	Occupational Disease Hazard Control Effectiveness Assessment (ODHCEA);
•	Firefighting Design approval and Firefighting Completion Inspection approval;
•	Water Abstraction Permit.

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

According to the technical report of Wardrop Engineering Inc., in order to expand capacity of the Shangzhai coal mine, the following environmental, health, and safety permitting requirements are applicable for mine expansion:

•	Environmental Impact Assessment Report and subsequent approval from the appropriate Environmental Protection Bureaus (EPB);
•	Environmental Completion Acceptance Inspection Investigation and the subsequent approval from the appropriate EPB;
•	ODHA Report and subsequent approval from the appropriate Health Bureau;
•	ODHCEA Report and subsequent approval from the appropriate Health Bureau;
•	Safety Pre-assessment Report and subsequent approval from the appropriate Safe Production Supervision and Management Bureau;
•	Safety Completion Acceptance Assessment Report and subsequent approval from the appropriate Safe Production Supervision and Management Bureau;
•	Firefighting Design Approval and Firefighting Completion Inspection and approval from the appropriate firefighting authority.
•	ERM recommended that we comply with these permitting requirements for any future expansion of the Shangzhai coal mine, which we plan to do so.

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

Quarter End	Bid High	Bid Low
12/31/2013	$0.00	$0.00
09/30/2013	$0.00	$0.00
06/30/2013	$0.00	$0.00
03/31/2013	$0.00	$0.00
12/31/2012	$0.00	$0.00
09/30/2012	$0.00	$0.00
06/30/2012	$0.00	$0.00
03/31/2012	$0.00	$0.00

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer Company 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119 (702) 361-3033.

Holders of Common Stock

As of April 8, 2014, there were 79 holders of record of our common stock. As of such date, 373,793,578 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During our fiscal year ended December 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2013.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations of SGB International

For the years ended December 31, 2013 and 2012

The following table sets forth the consolidated financial statements of the Company for the years ended December 31, 2013 and 2012.

	Year Ended				Year Ended
	December 31, 2013				December 31, 2012
	$		% of Sales	$		% of Sales
Net sales		7,238,626	100%		12,718,068	100%
Cost of sales		5,598,006	75%		9,068,615	71%
Gross profit		1,606,537	22%		3,649,453	29%
Operating expenses		1,654,249	23%		3,018,925	24%
Profit from operations		(47,713)	0.6%		630,528	5%
Other items and income tax		80,168	1%		90,823	1%
Net income		(16,875,005)	-233%		539,705	4%

Net Sales

Our revenues are derived from the sales of coal. The overall revenue decreased by $5.48 million or 43% from $12.72 million in 2012 to $7.23 million in 2013. We have yet to attain the full production capacity in 2013 due mainly to the on-going construction of the new shafts which has slowed down the mining production.

Cost of Sales

Cost of sales decreased by $3.5 million or 28% from $9.07 million in 2012 to $5.60 million in 2013, principally due to the discontinued operations of the Dragon international. As Dragon international only operated from January 2013 to September 2013, and sold to the third party at the end of the year 2013.

Gross Profit

In line with the higher costs registered, our gross profit decreased by $2.04 million or 56% from $3.65 million in 2012 to $1.61 million in 2013 which resulted in a lower gross profit margin of 23% registered in 2013 as compared to 29% in 2012.

Operating Expenses

Operating expenses decreased by $1.37 million or 45% from $3.02 million in 2012 to $1.65 million in 2013, due principally to the increase of salary for the management team and higher operating costs.

Other items and income tax

Other items and income tax represent the interest, other operating expenses and income tax which decreased by about $0.01 million or 13.3% from 0.09 million in 2012 to 0.08 million in 2013.

Net Income

With the  impairment loss on receivable and the discontinued operations of Fujian Huilong Company recorded in 2013, the net income decreased by about $16.5 million from $0.54 million in 2012 to the loss of $17.0 million in 2013.

Impact of Inflation

We believe inflation has had a net negative impact on our results of operations in 2013. The average inflation rate in China was at 2.51% in 2013 relative to an average inflation rate in China during of 2.62% in 2012. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

Liquidity and Capital Resources

Working Capital at December 31, 2013 and 2012

	2013	2012
Current Assets	$332,592	$536,127
Non-Current Assets		$22,070,929
Total Assets	$332,592	$22,607,056

Current Liabilities	$374,924	$4,486,599
Non-Current Liabilities		$137,840
Total Liabilities	$349,424	$4,624,439

Working Capital (Deficit)	$(42,332)	$(3,950,472)

Current assets decreased by $0.20 million or 37% from $0.54 million as at December 31, 2012 to $0.33 million as at December 31, 2013, principally due to the decrease of cash and cash in bank which was mainly used as working capital for payment of the daily operating expenses and as capital expenditure for the on-going construction of the new shafts.

Current liabilities decreased by $4.11 million or 90% from $4.49 million as at December 31, 2012 to $0.37 million as at December 31, 2013, principally due to the settlement made by the Company during the year on the amounts due to a related party.

Taken as a whole of the above, we registered a reduced deficit working capital of $0.04 million in as at December 31, 2013 compared to $3.95 million as at December 31, 2012.

Cash Flows

For the years ended December 31, 2013 and 2012

	2013	2012
Net cash provided by operating activities	$796,399	$2,629,790
Net cash used in investing activities	$(792,608)	$(1,992,125)
Net cash provided by financing activities	$(430,756)	$(803,032)
Cash and cash equivalents at end of year	$1,793	$440,308

The net cash provided by operating activities decreased by $1.83 million or 68% from $2.63 million in 2012 to $0.80 million in 2013, due principally to the lower sales and higher operating costs registered in 2013.

Net cash used in investing activities decreased by $1.2 million or 60% from $1.99 million in 2012 to $0.79 million in 2013 as the construction of mine shafts and facilities is almost near completion.

We registered net cash used in financing activities of $0.43 million in 2013 vis-à-vis net cash generated by financing activities of about $0.80 million in 2012.

Taken as a whole, our cash and cash equivalents as at December 31, 2013 decreased by $438,515 or 99% from $440,308 as at December 31, 2012 to $1,793 as at December 31, 2013.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

SGB INTERNATIONAL HOLDINGS INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
SGB INTERNATIONAL HOLDINGS INC.

We have audited the accompanying consolidated balance sheet of SGB international holdings Inc. and subsidiaries (the “Company”) as of December 31, 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2013, the Company had negative working capital and stockholders’ deficit of US$42,332 and US$42,332 respectively, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PARKER RANDALL CF (H.K.) CPA LIMITED
PARKER RANDALL CF (H.K.) CPA LIMITED
Certified Public Accountants
Hong Kong
April 14, 2014

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2013 AND 2012
(STATED IN US DOLLARS)

		December 31	December 31
		2013	2012
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	4	1,793	440,308
Receivables	5	330,799	55,952
Prepaid expenses and deposits	6	-	39,867
Total Current Assets		332,592	536,127

Non-current Assets
Prepaid expenses, deposits and other receivables	6	-	672,704
Property, equipment and mine development costs	7	-	21,063,400
Intangible assets	8	-	334,825
Total Non-current Assets		-	22,070,929

Total Assets		332,592	22,607,056

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	9	286,372	1,814,738
Asset retirement obligation	10	-	257,139
Amounts due to a related party	11	12,212	2,106,747
Deferred revenue	15	-	108,428
Income tax payable		20,000	-
Loan payable – current	12	56,340	199,547

Total Current Liabilities		374,924	4,486,599

Non-current Liabilities:
Asset retirement obligation	10	-	127,780
Loan payable	12	-	10,060

Total Non-current Liabilities		-	137,840

Total Liabilities		374,924	4,624,439

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2013 AND 2012
(STATED IN US DOLLARS)

		December 31	December 31
		2013	2012
	Note	$	$
Stockholders’ Equity(Deficiency)
Common stocks	13	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Additional paid-in capital		100,000	-
Reserve		-	650,182
(Accumulated deficit)/Retained earnings		(9,347,096)	7,527,909
Accumulated other comprehensive income		(33,780)	565,982
Total Stockholders’ Equity/(Deficiency)		(42,332)	17,982,617

Total Liabilities and Stockholders’ Equity/(Deficiency)		332,592	22,607,056

The accompanying notes are an integral part of these consolidated financial statements.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
(STATED IN US DOLLARS)

	Year ended December 31
	2013	2012 (restated)
	$	$
Revenue, net of sales tax	189,000	-
Cost of revenue	(100,000)	-
Gross profit	89,000	-
Selling expenses	-	(11,129)
General and administrative	(189,157)	(451,040)
Total operating expenses	(189,157)	(462,169)
Net loss from operations	(100,157)	(462,169)
Other items:
Interest expense	(1,744)	(9,736)
Loss before tax	(101,901)	(471,905)

Income tax expense	(20,000)	-
Net loss from continuing operations;	(121,901)	(471,905)
Net (loss)/income from discontinued operations	(16,753,104)	1,011,610
Net loss for the period	(16,875,005)	539,705
Foreign currency translation adjustment	(599,762)	(49,047)
Comprehensive (loss)/income	(17,474,767)	490,658
(Loss)/earnings Per Share (cents)
– Basic and diluted	(0.05)	(0.00)

Weighted Average Shares Outstanding –
Basic and diluted	373,793,578	323,344,302

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)

	Year Ended December 31
	2013	2012
Cash flows from operating activities	$	$
Net income (loss) for the period – continuing and discontinued operations:	(16,875,005)	539,705
Items not involving cash:
Depreciation & amortization	1,084,022	1,658,832
Impairment loss on fixed assets	12,496,003	-
Loss on retirement of fixed assets	1,821,097	28,224
Imputed cost	100,000	-
Interest accretion	16,297	-
Interest expense	63,977	27,142
Other non-cash item from discontinued operations	(223,635)	-
Gain on disposal of subsidiaries	(321,695)	-
Changes in non-cash working capital:
Receivables	(8,053)	42,117
Prepaid expenses, deposit and other receivables	84,877	(175,529)
Accounts payable, accrued liabilities and income tax payables	2,558,514	401,103
Deferred revenue	-	108,196
Net cash provided by operating activities	796,399	2,629,790
Cash flows from investing activities
Net cash outflow from disposal of subsidiaries	(63,756)	-
Purchase of property, equipment and mine development costs	(728,852)	(1,992,125)
Net cash used in investing activities	(792,608)	(1,992,125)
Cash flows from financing activities
Increase (decrease) of term loan	(430,756)	20,021
Amounts due to a related party	-	(823,053)
Net cash used in financing activities	(430,756)	(803,032)
Increase/(decrease) in cash and cash equivalents	(426,965)	(165,367)
Effect of exchange rate changes on cash	(11,550)	(8,770)
Cash and cash equivalents – beginning of year	440,308	614,445
Cash and cash equivalents – end of year	1,793	440,308
Supplemental disclosure of cash flow information:
Income tax	60,169	99,319
Interest expense	1,744	9,736

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIENCY)

AS AT DECEMBER 31, 2013
(STATED IN US DOLLARS)

	Common shares		Stocks to	Contributed	Additional Paid-in		Retained earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’ equity
	Shares	Amount	be issued	surplus	Capital	Reserve	Deficit)	income	(deficiency)
		$	$	$	$	$	$	$	$
Balance at December 31, 2011	245,024,446	1,412,396	7,726,148	100,000	-	429,769	7,208,617	615,029	17,491,959

Net income for the year	-	-	-	-	-	-	539,705	-	539,705
Appropriation to reserve	-	-	-	-	-	220,413	(220,413)	-	-
Shares issued	128,769,132	7,726,148	(7,726,148)	-	-	-	-	-	-

Currency translation	-	-	-	-	-	-	-	-	-
Balance at December 31, 2012	373,793,578	9,138,544	-	100,000	-	650,182	7,527,909	565,982	17,982,617

Net loss for the period	-	-	-	-	-	-	(16,875,005)	-	(16,875,005)
Disposal of subsidiaries	-	-	-	-	-	(650,182)	-	-	(650,182)
Imputed cost	-	-	-	-	100,000	-	-	-	100,00
Currency translation	-	-	-	-	-	-	-	(599,762)	(599,762)
Balance at December 31, 2013	373,793,578	9,138,544	-	100,000	100,000	-	(9,347,096)	33,780	(42,332)

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

Prior to the above noted RTO, and on February 21, 2011, pursuant to a share transfer agreement, Dragon International completed the acquisition of Fujian Huilong Coal Mine Co., Ltd. (“Fujian Huilong”) (formerly known as Yongding Shangzhai Coal Mine Co., Ltd.), a People’s Republic of China corporation and was incorporated on August 4 2005. Upon the completion of the acquisition, Fujian Huilong became the wholly-owned subsidiary of Dragon International and the control in substance was not changed. For accounting purposes, the acquisition has been accounted for using the continuity of interest method, which recognizes Fujian Huilong as the successor. The net assets of Dragon International prior to the acquisition has been accounted as recapitalization as at the date of acquisition.

On October 3, 2013, a wholly owned subsidiary of SGB-SGB Investment Limited was incorporated.

On December 19, 2013, the Company disposed Dragon International and Fujian Huilong.(See note 3)

The Company and its subsidiaries are considered to be operating in one segment based on its organizational structure and strategic decision making method.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2013 and December 31, 2012, the Company had working capital deficiency of $42,332and $3,950,472, respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

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

Principles of consolidation

These consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries as follows:

Dragon International, a Hong Kong corporation incorporated on October 5, 2010 which was disposed on December 19, 2013.(See note3).

Fujian Huilong, a People’s Republic of China corporation incorporated on August 4, 2005 which was disposed on December 19, 2013(See note3).

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign currency translation

The Company’s functional currency and presentation currency is Canadian dollars (“CAD”) and U.S. dollars, respectively. The Company’s subsidiaries’ functional currencies are Hong Kong dollars (“HKD”) for Dragon International and Chinese RMB (“RMB”) for Fujian Huilong.

Transactions in a currency other than the functional currency (“foreign currency”) are measured in the respective functional currencies of the Company and its subsidiaries and are recorded on initial recognition in the functional currencies at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of operations and comprehensive income (loss).

2       SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign currency translation (Continued)

Assets and liabilities of the Company and its subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss) in the statements of stockholders’ equity(deficiency).

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

As at December 31, 2013 and 2012, the Company carried no inventories.

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

2       SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, equipment and mine development costs (Continued)

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

2       SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other comprehensive income

The Company accounts for comprehensive income under the provisions of ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of operations and comprehensive income(loss). The Company’s comprehensive income(loss) consists of net earnings(loss) for the period and currency translation adjustments.

2       SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

Basic earnings per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC Topic 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As at December 31, 2013 and 2012, the basic earnings per share is equal to diluted earnings per share as there were no dilutive instruments outstanding as at December 31, 2013 and 2012.

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

Cost of revenue

Cost of revenue for the year ended December 31, 2012 consists primarily of labour cost, governmental charges of coal excavation and related expenses and overhead which are directly attributable to coal excavation. Cost of revenue for the year ended December 31, 2013 consists primarily of the market price for the service rendered.

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

2       SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments (Continued)

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

For the years ended December 31, 2013 and 2012, the fair value of cash and cash equivalents was measured using Level one inputs.

The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and amounts due to a related party approximate their respective fair values due to the short-term nature of these instruments. Items identified are measured at fair value on a recurring basis.

There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2013 and 2012.

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

The Company allocated $ nil and $220,413 from after-tax net earnings to statutory surplus reserve for the years ended December 31, 2013 and 2012, respectively.

2       SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012. The adoption of this pronouncement doesn’t  have a material effect on the Company's consolidated financial position or results of operations.

Other accounting pronouncements that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3       DISCONTINUED OPERATIONS

On December 19, 2013, the Company sold its 100% equity interest in Dragon International and its wholly owned subsidiary Fujian Huilong to an independent third party at a cash consideration of US$129,509 equal to HKD 1,000,000.

The Company recognized a gain on the disposal of Dragon International and Fujian Huilong of US$321,695 which has been included in consolidated statement of operations as net loss from discontinued operations for the year ended December 31, 2013.

Results of the discontinued operations are summarized as follows:

	2013	2012
	$	$
Revenue	7,038,626	12,718,068
(Loss)/income before tax	(17,014,630)	1,110,929
Gain on disposal	321,695	-
Income tax	(60,169)	(99,319)
Net(loss)/income from discontinued operations	(16,753,104)	1,011,610

Assets and liabilities of the discontinued operation as of the disposal date were summarized as follows:

$
Cash and cash equivalents	63,757
Receivables	1,424,383
Property, Plant, equipment and mining rights	1,201,195
Assets of discontinued operations	2,689,335
Payables	863,510
Asset retirement obligation	414,293
Liabilities of discontinued operations	1,277,803
Net assets of discontinued operations	1,411,532

Reconciliation of gain on disposal is as follows:

US$
Fair value of consideration	129,509
Less: carry amount of net asset at date of disposal	1,411,532
Add: reclassification from reserve and other comprehensive income to profit and loss	1,603,718
Gain on disposal	321,695

4       CASH AND CASH EQUIVALENTS

	December 31,	December 31,
	2013	2012
	$	$

Cash denominated in Chinese RMB	-	435,267
Cash denominated in Canadian or Hong Kong Dollars	1,793	5,041

	1,793	440,308

As at December 2013, the Company doesn’t have any cash and cash equivalents denominated in RMB due to disposal of subsidiaries. As at December 31, 2012, the Company has cash and cash equivalents placed with banks or held by its subsidiary in the People’s Republic of China denominated in Chinese Renminbi (“RMB”). As at December 31, 2012 amounting to RMB 2,742,227 where the remittance of funds to jurisdictions outside the PRC is subject to certain government rules and regulations on foreign currency controls. Under the People’s Republic of China’s Foreign Exchange Control Regulations and Administration of Settlement, Sale and Payment of Foreign Exchange Regulations, the Company is permitted to exchange RMB for foreign currencies but may require approval of governmental authorities or designated banks in the PRC.

5       RECEIVABLES

	December 31, 2013	December 31, 2012
	$	$
Trades receivable (i)	-	33,406
Employee receivable (ii)	-	13,174
Tax receivable	-	-
Receivable from disposal of subsidiaries	129,509	5,276
Others (ii)	201,290	4,096

	330,799	55,952

Notes:

(i)    The Company does not hold any collateral over these balances. The average age of these receivable are 30 days.

(ii)    Unsecured, interest free and repayable on demand.

6       PREPAID EXPENSES, DEPOSITS AND OTHER RECEIVABLES

	December 31, 2013	December 31, 2012
	$	$

Prepaid construction material and labour costs (i)	-	60,126
Safety risk deposit (ii)	-	158,728
Prepaid mining license fee (iii)	-	453,850
Prepaid rental fee	-	17,920
Other prepaid expense	-	21,947
Other receivable	-	-

Subtotal	-	712,571
Current portion	-	(39,867)

Non-current	-	672,704

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

(iii)  The prepayment equivalent to 2,859,300 as at December 31, 2012 associated with issuance of the new mining permit on the new extended mining area obtained in May 2011.

7       PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS

	Cost	Accumulated amortization	Net book value
	$	$	$
December 31, 2012
Mine development costs	20,836,696	3.308,739	17,527,957
Machineries	5,094,328	1,774,782	3,319,546
Motor vehicles	196,758	79,822	116,936
Office equipment	143,113	44,152	98,961
Construction in progress	-	-	-

Total	26,270,895	5,207,495	21,063,400

7      PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS (Continued)

During the year ended December 31, 2013 and 2012, the Company charged amortization and depreciation expenses of $932,004 and $1,432,111 to the cost of revenue and $128,582 and $207,376 to the depreciation and amortization expenses, respectively.

The property, equipment and mine development costs were the assets of Dragon International and Fujian Huilong. On December 19, 2013, the Company disposed its subsidiaries Dragon International and Fujian Huilong and no property, equipment and mine developments were included in the consolidated balance sheets as at December 31 2013.

As disclosed in the Company’s filling from 8-K dated October 4, 2013, during the year the board of the Company approved to dispose all of the fixed assets of Fujian Huilong. The disposal of the fixed assets, which includes but not limited to equipment and plants, is to set off the debts of Fujian Huilong. During the year, the Company recorded a loss of US$ 1,821,097 on disposal of the aforesaid fixed assets.

8      INTANGIBLE ASSETS

The following is a summary of intangible asset:

	December 31, 2013	December 31, 2012
	$	$
Cost	-	696,211
Accumulated amortization	-	361,386
Net carrying value	-	334,825

During the year ended December 31, 2013 and 2012, the Company charged amortization expenses of $11,718 and $19,345 to the cost of revenue, respectively.

The intangible assets were the assets of Dragon International and Fujian Huilong. On December 19, 2013, the Company disposed its subsidiaries Dragon International and Fujian Huilong and no intangible assets were included in the consolidated balance sheets as at December 31 2013.

9      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	December 31, 2013	December 31, 2012
	$	$
Accounts payable	39,874	-
Staff costs / wage payable	29,626	1,643,371
Accrued liabilities	22,019	89,286
Other payable	194,853	82,081
	286,372	1,814,738

10 ASSET RETIREMENT OBLIGATION The following is a summary of asset retirement obligation:

	December 31, 2013	December 31, 2012
	$	$
Face value	-	429,014
Effective interest rate – 10%	-	(44,095)
Subtotal	-	384,919
Current portion	-	257,139
Asset retirement obligation – long term	-	127,780

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

The Asset Retirement Obligation were the liabilities of Dragon International and Fujian Huilong. On December 19, 2013, the Company disposed its subsidiaries Dragon International and Fujian Huilong and no Asset Retirement Obligations were included in the consolidated balance sheets as at December 31 2013.

11    AMOUNTS DUE TO A RELATED PARTY

	December 31, 2013	December 31, 2012
	$	$
Amounts due to a related party	12,212	2,106,747

11    AMOUNTS DUE TO A RELATED PARTY (Continued)

As at December 31, 2013, the amounts are due to the Company’s related Party SGB C&C Investments. As at December 31, 2012, the amounts are due to the former Executive Chairman and Chief Executive Officer of the Company, Mr. Longwen Lin. The amounts as at December 31, 2013 and 2012 are unsecured, non-interest bearing and due on demand.

12    LOAN PAYABLE

The following is a summary of term loan:

	December 31, 2013	December 31, 2012
	$	$
Interest free loan, unsecured and due on demand (i)	-	129,053
Interest bearing loan at 15% per annum, unsecured and due on demand	56,340	50,353
Interest bearing loan at 3% per annum, unsecured and due on November 10, 2014:	-	10,060
Interest bearing loan at 15% per annum, unsecured and due on 15 March ,2013:	-	20,141

Total	56,340	209,607

Current portion	56,340	199,547

Non-current	-	10,060

During the years ended December 31, 2013 and 2012, the Company accrued or paid interest expense of $1,744 and $9,736 in connection with the term loan, respectively. During the year ended December 31, 2012, a total of unpaid $9,668 interest was forgiven by the former Chief Financial Officer of the Company and was netted off against the interest expense.

As of December 31, 2013, the weighted average interest rate on short-term obligations outstanding is 15% (2012: 5.3%)

13    STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued and outstanding

As at December 31, 2013 and 2012, 373,793,578 common stocks issued and outstanding which were derived from the following transactions:

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

14    RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013 and 2012, the Company engaged following related party transactions:

•	Accrued or paid $ nil (December 31, 2012: $359,921) in salaries and bonus to senior officers and directors of the Company;

As at December 31, 2013 and December 31, 2012, following receivable and payable were outstanding:

•	Included in accounts payable and accrued liabilities, $Nil (December 31, 2012: $406,252) were payable to the senior officers and directors of the Company

•	Included in receivable, $nil was receivable (December 31, 2012: $3,175) from a senior officer and director of the Company.

Also see note 11 and 12.

15    INCOME TAX

SGB and its subsidiaries are subject to income tax laws in their respective tax jurisdictions, which are the same as their respective place of incorporation.

Income tax expenses represents the current tax expenses.

A reconciliation of the income tax expenses is as follows:

	2013	2012
	US$	US$
(Loss)/income before income taxes	(101,901)	639,024
Expected income tax (credits)expenses	(26,494)	159,756

Adjustments resulting from:
Non-deductible items	125,018	(859)
Change in estimates	-	(146,978)
Rate differences in other jurisdictions	(12,640)	(253,130)
Changes in enacted rates	-	(13,188)
Other	-	43,134
Change in valuation allowance	(65,884)	310,584
	20,000	99,319

15    INCOME TAX (Continued)

Deferred taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred tax assets (liabilities) are as follows:

	2013 US$	2012 US$

Deferred tax assets(liabilities):
Operating tax losses carried forward	358,171	424,014
Equipment	-	211
Valuation allowance	358,171	424,055
	(358,171)	(424,055)
	-	-

As at December 31, 2013, the Company had available for deduction against future taxable income in Canada non-capital losses of approximately $1,377,580. These losses, if unutilized, have expiration year until 2033.

During the years ended December 31, 2013 and 2012 and to the current date, the Company had not received any tax re-assessment from the federal and regional governmental authorities.

16    COMMITMENTS

As at December 31, 2013, the company doesn’t have any capital or operating commitments.

17    SEGMENT INFORMATION

Since the Company disposed its subsidiaries on December 19, 2013 as disclosed in note 4, the company reassessed its operations and considers the Company had one single operating segment and one georgraphical segment which is Canada as at December 31, 2013.

The Company derives its revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

	2013 US$	2012 US$

Customer A	200,000	-

Percentage of total revenue	100%	-

18    COMPARATIVE FIGURE

Certain comparative figures have been reclassified to conform to the presentation adopted in current period.

18     COMPARATIVE FIGURE (Continued)

As disclosed in note 3, the Company disposed Dragon International and Fujian Huilong on December 19, 2013, for comparative purposes, the Consolidated statement of operations for the year ended December 2012 was restated. A reconciliation of the restated figures are presented as follows;

	Previously reported	Discontinued operations adjustment	Restated
	US$	US$	US$
Revenue	12,718,068	(12,718,068)	-
Cost of revenue	(9,068,615)	9,068,615	-
Gross Profit	3,649,453	(3,649,453)	-

Selling expenses	(280,466)	269,337	(11,129)
General and administrative	(2,738,459)	2,287,419	(451,040)
Total operating expenses	(3,018,925)	2,556,756	(462,169)

Net income from operations	630,528	(1,092,697)	(462,169)

Other items:
Interest expense	(8,956)	(780)	(9,736)
Other expense	(37,811)	37,811	-
Other income	55,263	(55,263)	-
	8,496	(18,232)	(9,736)

Income before income tax expenses	639,024	(1,110,929)	(471,905)

Income tax	(99,319)	99,319	-

Net income	539,705	(1,011,610)	(471,905)

F24

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to material weaknesses in our internal control over financial reporting as follows:

•	lack of segregation of duties; and
•	inadequate security.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Shibi Chen	President, Chief Executive Officer and Director	53	July 8, 2013
Peifeng Huang	Chief Financial Officer, Secretary and Director	35	May 11, 2011
Wensi Chen	Director	61	September 23, 2013
Vincent Xu	Director	29	March 20, 2014
Baozhu Feng	Director	24	March 20, 2014

Family Relationships

There are no family relationships between any director or executive officer.

Business Experience

Shibi Chen

Mr. Chen has over 30 years of coal mining experience. Since 1982, he has served as deputy production director at Fujian Longyan Hong Shang Coal Mine before joining the Company as Deputy Production Director in 2006. Mr. Chen has been our President, Chief Executive Officer and Director since July 8, 2013.

Peifeng Huang

Mr. Huang has served as a production manager of Tong Duan Ping Coal Mine in Fujian Province from 1997 to 2005 and has served as coal mine production manager of Fujian Huilong since 2006. Mr. Huang graduated from Fujian Coal University with a degree in coal mining.

Mr. Huang has been our director since May 11, 2011 after the reverse acquisition of Dragon International.  Mr. Huang has been our Chief Financial Officer and Corporate Secretary since May 7, 2013. We believe Mr. Huang is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Wensi Chen

Mr. Wensi Chen has been our director since September 23, 2013. He serves as an independent member of our audit committee. Mr. Wensi Chen has nearly 30 years of working experience in coal mine operation and management and has joined the Company since December 2005 as deputy technical manager.

Vincent Xu

Vincent Xu graduated from Griffith University in Australia and received his Master’s degree of Applied Finance in Queensland University of Technology in 2007. Mr. Xu has been a corporate advisor since 2012. He served as a senior account executive at Well & Well JP Capital Group Limited and currently as a senior executive vice president at Strategic Capital Management (Asia) Limited. He has extensive experience in working closely with CEOs, their leadership teams, and corporate boards in such areas as team development, formulating and implementing corporate strategy and capital restructuring.

Baozhu Feng

Baozhu Feng is the Administration Manager of Hong Kong Jardine Chemical Limited, a chemical product trading company. She was graduated from Agricultural University of South China with a major in accounting and auditing. She served as the Administration and Operation manager of Carnival City Hotel in Dong Guan from 2007 to 2011, leading the team to provide high quality hospitality service for 4 years.

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

Shibi Chen	Not independent	Financially literate
Peifeng Huang	Not independent	Financially literate
Wensi Chen	Independent	Financially literate
Vincent Xu	Independent	Financially literate
Baozhu Feng	Independent	Financially literate

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2013; and
•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2012 and 2013 are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Longwen Lin (1)	2013 2012	NIL 160,534	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL 160,534
Thomas Yeo (2)	2013 2012	NIL 113,134	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL 113,134
Peifeng Huang Chief Financial Officer, Secretary and Director	2013 2012	16,917 25,302	NIL 16,000	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL NIL	NIL 41,302
Shibi Chen President, Chief Executive Officer and Director	2013	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

(1) Longwen Lin ceased to be director, Chief Executive Officer and Presidentof the Company on July 8, 2013.

(2) Thomas Yeo ceased to be Chief Financial Officer and Corporate Secretaryof the Company on May 7, 2013.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2013.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not ($)
Longwen Lin (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Thomas Yeo(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Peifeng Huang	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Shibi Chen	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Longwen Lin ceased to be director, Chief Executive Officer and Presidentof the Company on July 8, 2013.

(2) Thomas Yeo ceased to be Chief Financial Officer and Corporate Secretaryof the Company on May 7, 2013.

Compensation of Directors

The table below shows the compensation of our directors who are not our named executive officers for our fiscal year ended December 31, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Wensi Chen	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Yi Zhang (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1 Mr. Zhang resigned as a director on July 8, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 8, 2014 certain information with respect to the beneficial ownership of our common shares by each stockholder known by us to be the beneficial owner of more than 5% of our common shares, by each of our directors, our named executive officers, and executive officers, and by our directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)
Longwen Lin Jinhuai Middle Street, Hong Hua Yuan Block 1 Unit 907 Fengze District, Quanzhou City, Fujian Province PRC China 362300	Common Shares	198,469,800	Direct	53.10%
Chuanzheng Lin #301 – 94 Minzhu Street, Nanan City, Fujian Province PRC China	Common Shares	64,384,566	Indirect(2)	17.22%
Zhifu Lin #301 – 94 Minzhu Street, Nanan City, Fujian Province PRC China	Common Shares	64,384,566	Indirect(2)	17.22%
Shibi Chen Room 401, Suxi Building, Jiuyi-Nan Road, Longyan City, Fujian Province China	Common Shares	Nil	N/A	Nil
Peifeng Huang Jinhuai Middle Street, Hong Hua Yuan Block 1 Unit 907 Fengze District, Quanzhou City, Fujian Province PRC China 362300	Common Shares	Nil	N/A	Nil
Wensi Lin Room 401, Suxi Building, Jiuyi-Nan Road, Longyan City, Fujian Province China	Common Shares	Nil	N/A	Nil
Vincent Xu Room 33/C, Tower M7, No 9, Yuen Lung Road, Yuen Long, NT. Hong Kong SAR	Common Shares	Nil	N/A	Nil
Baozhu Feng NO.271 Zhen'an Road Chang'an Town Dongguan Guangdong China	Common Shares	Nil	N/A	Nil
Directors and Executive Officers as a Group (5 persons)	Common Shares	Nil	N/A	Nil

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

Director Independence

We currently act with five directors consisting of Shibi Chen, Peifeng Huang, Wensi Chen, Vincent Xu and Baozhu Feng. Our common shares are quoted on the OTCQB Market operated by OTC Markets Group Inc., which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, Vincent Xu and Baozhu Feng are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

On March 3, 2014, the Board of Directors determined to dismiss MNP LLP (“MNP”) as the Company's independent registered public accounting firm effective immediately.  The reports of MNP on the Company's consolidated financial statements as of and for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2012 and 2011, and through March 3, 2014, there were no (a) disagreements with MNP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to MNP's satisfaction, would have caused MNP to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

Contemporaneous with the determination to dismiss MNP, the Board of Directors engaged Parker Randall CF (H.K.) CPA LIMITED as the Company's independent registered public accounting firm for the year ended December 31, 2013, also to be effective immediately.

During the years ended December 31, 2012 and 2011, and the subsequent interim period through and through March 3, 2014, the Company did not consult with Parker Randall CF (H.K.) CPA LIMITED regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

The following table sets forth the fees billed to our company for the year ended December 31, 2013 and 2012 for professional services rendered by MNP.

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Audit and Audit Related Fees	$19,148	$98,000
Tax Fees	-	-
All Other Fees	-	-
Total	$19,148	$98,000

Total 21,000CAD, Equals to 19148USD.

The following table sets forth the fees billed to our company for the year ended December 31, 2013 for professional services rendered by Parker Randall CF (H.K.) CPA LIMITED.

Year Ended
December 31,
2013
Audit and Audit Related Fees	$38,000
Tax Fees	-
All Other Fees	-
Total	$38,000

Total Audit Fee is 38,000 USD to be paid in 2014.

Pre-Approval Policies and Procedures

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by MNP LLP and Parker Randall CF (H.K.) CPA LIMITED and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
3.2	Notice of Alteration filed with the Ministry of Finance, BC Registry Services effective March 3, 2009 (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 5, 2009)
3.3	Amended and Restated Articles of Incorporation of SGB International Holdings Inc. (incorporated by reference to our current report on Form 8-K filed on March 5, 2009)
10.1	Form of stock option agreement (incorporated by reference to our current report on Form 8-K filed on January 21, 2011)
10.2	Loan agreements between Yongding Shangzhai Coal Mine Co., Ltd. and Mr. Longwen Lin (incorporated by reference to Amendment No. 2 of our current report on Form 8-K/A filed on September 13, 2011)
10.3	Loan agreements between Yongding Shangzhai Coal Mine Co., Ltd. and Mr. Longwen Lin (incorporated by reference to Amendment No. 3 of our current report on Form 8-K/A filed on October 24, 2011)
20.1	Notice of Annual and Special Meeting of Shareholders and Information Circular (incorporated by reference to our current report on Form 8-K filed on September 5, 2013)
20.2	Form of Proxy (incorporated by reference to our current report on Form 8-K filed on September 5, 2013)
20.3	Supplemental Mailing list form (incorporated by reference to our current report on Form 8-K filed on September 5, 2013)
21.1	Dragon International Resources Group. Co., Limited, a Hong Kong corporation
21.2	Fujian Huilong Mining Co., Ltd. (formerly Yongding Shangzhai Coal Mine Co., Ltd.), a People’s Republic of China corporation
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SGB INTERNATIONAL HOLDINGS INC.

By:	/s/ Shibi Chen
Shibi Chen
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 15, 2014

By:	/s/ Peifeng Huang
Peifeng Huang
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shibi Chen
Shibi Chen
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: April 15, 2014

By:	/s/ Peifeng Huang
Peifeng Huang
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 15, 2014

By:	/s/ Wensi Chen
Wensi Chen
Director
Date: April 15, 2014

By:	/s/ Vincent Xu
Vincent Xu
Director
Date: April 15, 2014

By:	/s/ Baozhu Feng
Baozhu Feng
Director
Date: April 15, 2014