Form 10-Q
period 2014-03-31
SGB International Holdings Inc.
filed 2014-05-13
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-53490

SGB INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

British Columbia
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Room 1601, 16/F, China Taiping Tower Phase II,
8 Sunning Road, Causeway Bay
Hong Kong
(Address of principal executive offices) (zip code)

(852) 3691-8831
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
Yes ☒    No ☐

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
Yes ☐ No ☒

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

373,793,578 shares of common stock outstanding as of May 9, 2014.

SGB INTERNATIONAL HOLDINGS INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SGB INTERNATIONAL HOLDINGS INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2014 AND DECEMBER 31, 2013
(STATED IN US DOLLARS)

		March 31	December 31
	Note	2014	2013
		$	$
ASSETS
Current Assets
Cash and cash equivalents	4	1,728	1,793
Receivables	5	473,676	330,799

Total Current Assets		475,404	332,592

Total Assets		475,404	332,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	6	273,665	286,372
Amounts due to a related party	7	11,769	12,212
Income tax payable		72,700	20,000
Loan payable – current	8	55,994	56,340

Total Current Liabilities		414,128	374,924

Total Liabilities		414,128	374,924

Stockholders’ Equity(Deficiency)
Common stocks	9	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Additional paid-in capital		100,000	100,000
Accumulated deficit		(9,250,187)	(9,347,096)
Accumulated other comprehensive income		(27,081)	(33,780)
Total Stockholders’ Equity/(Deficiency)		61,276	(42,332)

Total Liabilities and Stockholders’ Equity/ (Deficiency)		475,404	332,592

The accompanying notes are an integral part of these consolidated financial statements.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
(STATED IN US DOLLARS)

	Three months ended 31 March
	2014	2013(restated)
	$	$
Revenue, net of sales tax	498,015	-
Cost of revenue	(263,500)	-
Gross profit	234,515	-
Selling expenses	-	(642)
General and administrative	(87,285)	(32,419)
Total operating expenses	(87,285)	(33,061)
Net income(loss) from operations	147,230	(33,061)
Other items:
Interest expense	(1,729)	-
Exchange gain	4,108	-
Income(loss) before tax	149,609	(33,061)

Income tax expense	(52,700)	-

Net income(loss) from continuing operations;	96,909	(33,061)
Net income from discontinued operations	-	109,361
Net income(loss) for the period	96,909	76,300
Foreign currency translation adjustment	6,699	49,347
Comprehensive income(loss)	103,608	125,647
Earnings Per Share (cents)
– Basic and diluted	0.03	0.02

Weighted Average Shares Outstanding – Basic and diluted	373,793,578	373,793,578

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)

	Three months Ended 31 March
	2014	2013
Cash flows from operating activities	$	$
Net income for the period –continuing and discontinued operations:	96,909	76,300
Items not involving cash:
Depreciation & amortization	-	312,814
Interest expense	1,729	5,350
Changes in non-cash working capital:
Receivables	(147,649)	50,732
Prepaid expenses, deposit and other receivables		80,683
Accounts payable , accrued liabilities and income tax payables	49,011	(625,421)
Net cash used in operating activities	-	(99,542)
Cash flows from investing activities
Purchase of property, equipment and mine development costs	-	(249,175)
Net cash used in investing activities		(249,175)
Cash flows from financing activities
Amounts advanced from a related party	-	362,371
Net cash used in financing activities	-	362,371
Increase/(decrease) in cash and cash equivalents	-	13,654
Effect of exchange rate changes on cash	(65)	432
Cash and cash equivalents – beginning of period	1,793	440,308
Cash and cash equivalents – end of period	1,728	454,394
Supplemental disclosure of cash flow information:
Income tax	-	15,151
Interest expense	-	-

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIENCY)
AS AT MARCH 31, 2014
(STATED IN US DOLLARS)

	Common shares		Stocks to	Contributed	Additional Paid-in		Retained earnings (Accumulated	Accumulated other comprehensive	Total Stockholders’ equity
	Shares	Amount	be issued	surplus	capital	Reserve	Deficit)	income	(deficiency)
		$	$	$	$	$	$	$	$
Balance at December 31, 2012	373,793,578	9,138,544	-	100,000	-	650,182	7,527,909	565,982	17,982,617

Net loss for the year	-	-	-	-	-	-	(16,875,005)	-	(16,875,005)
Disposal of subsidiaries	-	-	-	-		(650,182)	-	-	(650,182)
Imputed interest	-	-	-	-	100,000	-	-	-	100,000
Currency translation	-	-	-	-	-	-	-	(599,762)	(599,762)
Balance at December 31, 2013	373,793,578	9,138,544	-	100,000	100,000	-	(9,347,096)	(33,780)	(42,332)

Net income for the period	-	-	-	-	-	-	96,909	-	96,909
Currency translation	-	-	-	-		-	-	6,699	6,699
Balance at March 31, 2014	373,793,578	9,138,544	-	100,000	100,000	-	(9,250,187)	(27,081)	61,276

The accompanying notes are an integral part of these consolidated financial statements.

1       ORGANIZATION AND PRINCIPAL ACTIVITIES

SGB International Holdings Inc. (“SGB” or the “Company”) was incorporated in British Columbia, Canada on November 6, 1997. Through its subsidiary, the Company is engaged in providing services in relation of the coal business in People’s Republic of China.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2013, the Company had working capital deficiency of $42,332, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and follow the same accounting policies and methods of their application as the most recent annual financial statements. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2013.

3      DISCONTINUED OPERATIONS

On December 19, 2013, the Company sold its 100% equity interest in Dragon International and its wholly owned subsidiary Fujian Huilong to an independent third party at a cash consideration of HKD 1,000,000 (approximately USD 129,000). The results for the disposed subsidiaries for the three months ended March 31, 2013 are as follows:

2013
$
Revenue	1,876,749
Income before tax	124,512
Income tax	(15,151)
Net income from discontinued operations	109,361

4      CASH AND CASH EQUIVALENTS

	March 31,	December 31,
	2014	2013
	$	$

Cash denominated in Canadian Dollars	1,728	1,793

5       RECEIVABLES

	March 31,	December 31,
	2014	2013
	$	$

Trades receivable (i) (ii)	100,000	-
Receivable from disposal of subsidiaries(ii)	128,886	129,509
Others (ii)	244,790	201,290

	473,676	330,799

Notes:

(i)	The Company does not hold any collateral over these balances. The average age of these receivable are 30 days.

(ii)	Unsecured, interest free and repayable on demand.

6      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	March 31,	December 31,
	2014	2013
	$	$
Accounts payable	6,317	39,874
Staff costs / wage payable	28,552	29,626
Accrued liabilities	50,966	22,019
Other payable	187,830	194,853
	273,665	286,372

7     AMOUNTS DUE TO A RELATED PARTY

	March 31,	December 31,
	2014	2013
	$	$
Amounts due to a related party	11,769	12,212

As at March 31, 2014 and  December 31, 2013, the amounts are due to the Company’s related Party SGB C&C Investments. The amounts as at March 31, 2014 and December 31, 2013 are unsecured, non-interest bearing and due on demand.

8    LOAN PAYABLE

The following is a summary of term loan:

	March 31,	December 31,
	2014	2013
	$	$

Interest bearing loan at 15% per annum, unsecured and due on demand	55,994	56,340

Total	55,994	56,340

Current portion	55,994	56,340

Non-current	-	-

9     STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value

Unlimited number of preferred shares without par value

Issued and outstanding

As at March 31, 2014 and December 31, 2013, 373,793,578 common stocks issued and outstanding which were derived from the following transactions:

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

10    RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2014 and 2013, the Company engaged following related party transactions:

•	Accrued or paid $ nil (March 31 2013: $65,523) in salaries and bonus to senior officers and directors of the Company;

As at March 31, 2014 and December 31, 2013, following receivable and payable were outstanding:

•	Included in accounts payable and accrued liabilities, $Nil (December 31, 2013: $Nil) were payable to the senior officers and directors of the Company

•	Included in receivable, $nil was receivable (December 31, 2013: $Nil) from a senior officer and director of the Company.

11    COMMITMENTS

As at December 31, 2013, the company doesn’t have any capital or operating commitments.

12     COMPARATIVE FIGURE

 As disclosed in note 3, the Company disposed Dragon International and Fujian Huilong on December 19, 2013, for comparative purposes, the Consolidated statement of operations for the three months ended March 31, 2013 was restated. A reconciliation of the restated figures is presented as follows

	Previously reported	Discontinued adjustment	Restated
	$	$	$
Revenue	1,876,749	(1,876,749)	-
Cost of revenue	(1,368,401)	1,368,401	-
Gross Profit	508,348	(508,348)	-

Selling expenses	(64,183)	63,541	(642)
General and administrative	(352,714)	320,295	(32,419)
Total operating expenses	(416,897)	383,836	(33,061)

Net income from operations	91,451	(124,512)	(33,061)

Income before income tax expenses	91,451	(124,512)	(33,061)

Income tax	(15,151)	15,151	-

Net income	76,300	(109,361)	(33,061)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the three months ended March 31, 2014, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2013, all amounts herein are unaudited. Unless the context otherwise indicates, references to “SGB,” “we,” “our,” “us” and the “Company” refer to SGB International Holdings Inc.and its subsidiaries on a consolidated basis.

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

Results of Operations

For the three months ended March 31, 2014 and 2013

The following table sets forth the consolidated results of our operations for our Company in the three months ended March 31, 2014 (“2014 Q1”) and March 31, 2013 (“2013 Q1”):

	2014 Q1	% of Sales	2013 Q1	% of Sales
	$			$
Revenues	498,015	100%	1,876,749	100%
Cost of sales	263,500	53%	1,368,401	73%
Gross profit	234,515	47%	508,348	27%
Operating expenses	87,285	17%	416,897	22%
Profit from operations	147,230	26%	91451	5%
Other expenses and income tax	50,320	10%	15151	2%
Net income/(loss)	96,909	19%	76,300	3%

Revenues

Our revenues are derived from the sales of coal. The overall revenue decreased by $1,378,734 or 74% from $1.88 million in 2013 Q1 to $0.49 million in 2014 Q19, principally due to the restructuring the company after disposal the fixed asset as a result of decrease the revenue.

Cost of Sales and Gross Profit

In line with the decreased revenue, our cost of sales decreased by $1,104,901 or 81% from $1.37 million in 2013 Q1 to $0.26 million in 2014 Q1. Due to the higher labor and material costs, our company recorded there is a decrease in gross profit by $273,833 or 54% from $508,348 in 2013 Q1 as compared to $234,515 in 2014 Q1.

Operating Expenses

Our operating expenses decreased by $329,611or 23% from $419,897 in 2013 Q1 to $98,236 in 2014 Q1, principally due to the cost control effect by the management.

Other Expenses and Income Tax

Our other expenses and income tax increased by $35,169 from $15,151 in Q1 2013 to $50,320 in Q1 2014.

Net Income/(Loss)

As a result of the above, our net income increased by $20,609 from a net income of $76,300 in 2013 Q1 to $96,909 in 2014 Q1.

Impact of Inflation

We believe that inflation has had a net negative impact on our results of operations in 2014 Q1, especially on the labor costs and raw materials. The inflation risk remained relatively high in China during 2013 Q3. Chinese government has carried out a serial of financial and monetary policies to control the increasing inflation.

Liquidity and Capital Resources

Working Capital as at March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
Cash	$1,728	$1,793
Current Assets	$475,404	$332,592
Current Liabilities	$414,128	$374,924
Working Capital	$61,276	$(42,332)

Current asset increased by $142,812 or 30% from $332,592 as at December 31, 2013 to $475,404 as at March  31, 2014, principally due to the increase of the cash balance directly related to the payment of the capital expenditures on the daily operation.

Current liabilities increased by $39,204 or 10% from $374,924 as at December 31, 2013 to $414,128 at March 31, 2014, principally a result of the account payable and accrued liabilities by the proceeds from the sales of the fixed assets.

As a result of the above, we have increased the working capital $61,276 as at March 31, 2014 as compared to the net loss of $42,332 as at December 31, 2012.

In view of the working capital, our management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (1) the current mining operation is able to continue in generating positive operating cash flows; (2) we are looking for opportunity to raise equity or debt financing; and (4) we are seeking the principal shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company believes that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations.

Cash Flows

For the three months ended March31, 2014 and 2013 respectively:

The following summarizes cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2014 and 2013:

	2014 Q1	2013 Q1
	$	$
Net cash generated from operating activities	0	(99,542)
Net cash used in investing activities	0	(249,175)
Net cash generated from financing activities	0	362,371
Cash and cash equivalents at end of period	1,728	454,394

Due to the disposal of the fixed asset in 2013 Q3, the net cash from operating activities increased from the net loss of $99,542 in Q1 2013 as compared to $0 in Q1 2014.

The net cash used in investing activities also increased from the net loss of $249,175 in Q1 2013 to $0 in Q1 2014.

The net cash generated from financing activities of $1,728 inQ1 2014 was principally due to the decrease of term loan, the amount advanced from the third party and the disposal of the fixed asset.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject or proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. For more information concerning our risk factors, please see “Item 1A. Risk Factors” of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 20, 2014, Mr. Peifeng Huang resigned as a director of our Company.

Also on April 20, 2014, the Board of Directors appointed Mr. Quan Gu, Mr. Wei Gu and Mr. Chang Gu as directors of the Company.

Quan Gu

Mr. Quan Gu, 39 years old, has been our director since April 20, 2014. Mr. Gu graduated from National University of Kyrhyz Republic major in international business. Mr. Gu has focused on mining advisory and exploration since 2004. He served as project management director at Xinjing Zhonghai Mining Company Limited and currently as an executive director and founding member of Beijing Shuntianying Project Management Co. Ltd. Mr.Gu has extensive experience in mining industry and strong networking in the industry.

Wei Gu

Mr. Wei Gu, 47 years old, has been our director since April 20, 2014. Mr. Gu graduated from Xian Institute of Physical Education in sports medicine. Mr. Gu has focused on marketing and human resources development since 1995. He served as the human resources director at Beijing Zhonghai Ziguang Co. Limited and currently serves as the senior project manager in Beijing Shuntianing Project Manage Co. Ltd.

Chang Gu

Chang Gu, 45 years old, has been our director since April 20, 2014. Mr. Gu graduated from Xinjing Normal University in Bachelor of Education. Mr. Gu has focused on marketing and human resources development since 1992. He served in Xinjiang Institute of Politics and Law from 1991 to 1994 and as senior project officer in charge of project schedule management and human resources management from 1994 to 2006. He is currently the executive director of Beijing Shuntianing Project Manage Co. Ltd.

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
Shibi Chen
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 13, 2014

By:	/s/ Peifeng Huang
Peifeng Huang
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: May 13, 2014