Form 10-Q
period 2014-06-30
Grand China Energy Group Ltd
filed 2014-08-18
CIK 1408956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-53490

GRAND CHINA ENERGY GROUP LIMITED
(Exact name of registrant as specified in its charter)

British Columbia
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Room 1601, 16/F, China Taiping Tower Phase II,
8 Sunning Road, Causeway Bay
Hong Kong
(Address of principal executive offices) (zip code)

(852) 3691-8831
(Registrant’s telephone number, including area code)

SGB INTERNATIONAL HOLDINGS, INC.
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

373,793,578 shares of common stock outstanding as of August 18, 2014.

GRAND CHINA ENERGY GROUP LIMITED
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAND CHINA ENERGY GROUP LTD

(FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014

GRAND CHINA ENERGY GROUP LTD (FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2014 AND DECEMBER 31, 2013
(STATED IN US DOLLARS)

		June 30	December 31
		2014	2013
	Note	$	$
ASSETS
Non-current assets
Property, plant and equipment, net	4	234,605	-
			-
Total non-current assets		234,605	-

Current Assets
Cash and cash equivalents	5	22,590	1,793
Receivables	6	626,613	330,799
Total Current Assets		649,203	332,592

Total Assets		883,808	332,592

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	7	686,319	286,372
Amounts due to a related party	8	12,191	12,212
Income tax payable		130,700	20,000
Loan payable – current	9	59,763	56,340

Total Current Liabilities		888,973	374,924

Total Liabilities		888,973	374,924

Stockholders’ Equity (Deficiency)
Common stocks	10	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Additional paid-in capital		100,000	100,000
Accumulated deficit		(9,310,870)	(9,347,096)
Accumulated other comprehensive income		(32,839)	(33,780)
Total Stockholders’ Equity/(Deficiency)		(5,165)	(42,332)

Total Liabilities and Stockholders’ Equity/(Deficiency)		883,808	332,592

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CHINA ENERGY GROUP LTD (FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
(STATED IN US DOLLARS)

	Three month ended 30 June		Six months ended 30 June
	2014	2013 (restated)	2014	2013 (restated)
	$	$	$	$
Revenue	580,000	-	1,078,015	-
Cost of revenue	(456,180)	-	(719,680)	-
Gross profit	123,820	-	358,335	-
Selling expenses	(66,234)	-	(66,234)	(632)
Depreciation & Amortization	(3,856)	-	(3,856)	-
General and administrative	(55,870)	(94,581)	(143,156)	(127,671)
Total operating expenses	(125,960)	(94,581)	(213,246)	(128,303)
Net income(loss) from operations	(2,140)	(94,581)	145,089	(128,303)
Other items:
Interest expense	(1,730)		(3,458)	-
Exchange gain	1,187		5,295	-
	(543)	-	1,837	-
Income(loss) before tax	(2,683)	(94,581)	146,926	(128,303)
Income tax expense	(58,000)		(110,700)	-
Net income(loss) from continuing operations;	(60,683)	(94,581)	36,226	(128,303)
Net income from discontinued operations	-	(368,887)	-	(258,606)
Net income(loss) for the period	(60,683)	(463,468)	36,226	(386,909)
Foreign currency translation adjustment	(5,758)	182,822	941	232,169
Comprehensive income(loss)	(66,441)	(280,646)	37,167	(154,740)
Earnings Per Share (cents)
– Basic and diluted	(0.02)	(0.12)	0.01	(0.10)

Weighted Average Shares Outstanding –
Basic and diluted	373,793,578	373,793,578	373,793,578	373,793,578

The accompanying notes are an integral part of these consolidated financial statements

GRAND CHINA ENERGY GROUP LTD (FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)

	Six months Ended 30 June
	2014	2013
Cash flows from operating activities	$	$
Net income for the period –continuing and discontinued operations:	36,226	(386,909)
Items not involving cash:
Depreciation & amortization	3,856	779,097
Loss on retirement of fixed assets		796,547
Interest expense	3,458	10,731
Changes in non-cash working capital:
Receivables	(295,938)	(22,902)
Prepaid expenses, deposit and other receivables	-	88,136
Accounts payable , accrued liabilities and income tax payables	511,658	(551,680)
Inventory	-	(184,480)
Net cash used in operating activities	259,260	528,540
Cash flows from investing activities
Purchase of property, equipment and mine development costs	(238,461)	(596,153)
Acquiring mining rights		(2,872,211)
Net cash used in investing activities	(238,461)	(3,468,364)
Cash flows from financing activities
Increase (decrease) of term loan	-	2,984,021
Amounts advanced from a related party	-	(203,676)
Net cash used in financing activities	-	2,780,345
Increase/(decrease) in cash and cash equivalents	20,799	(159,479)
Effect of exchange rate changes on cash	(2)	(21,210)
Cash and cash equivalents – beginning of period	1,793	440,308
Cash and cash equivalents – end of period	22,590	259,619
Supplemental disclosure of cash flow information:
Income tax	-	43,764
Interest expense	-	-

The accompanying notes are an integral part of these consolidated financial statements

GRAND CHINA ENERGY GROUP LTD (FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIENCY)
AS AT JUNE 30, 2014
(STATED IN US DOLLARS)

	Common shares		Stocks to be	Contributed	Additional Paid-in		Retained earnings (Accumulated	Accumulated other comprehensive	Total Stockholders’ equity
	Shares	Amount	issued	surplus	capital	Reserve	Deficit)	income	(deficiency)
		$	$	$	$	$	$	$	$
Balance at December 31, 2012	373,793,578	9,138,544	-	100,000	-	650,182	7,527,909	565,982	17,982,617

Net loss for the year	-	-	-	-	-	-	(16,875,005)	-	(16,875,005)
Disposal of subsidiaries	-	-	-	-		(650,182)	-	-	(650,182)
Imputed interest	-	-	-	-	100,000	-	-	-	100,000
Currency translation	-	-	-	-	-	-	-	(599,762)	(599,762)
Balance at December 31, 2013	373,793,578	9,138,544	-	100,000	100,000	-	(9,347,096)	(33,780)	(42,332)

Net income for the period	-	-	-	-	-	-	36,226	-	36,226
Currency translation	-	-	-	-	-	-	-	941	941
Balance at March 31, 2014	373,793,578	9,138,544	-	100,000	100,000	-	(9,310,870)	(32,839)	(5,165)

The accompanying notes are an integral part of these consolidated financial statements.

1 ORGANIZATION AND PRINCIPAL ACTIVITIES

Grand China Energy Group Ltd (formerly known as “SGB International Holdings Inc.”) (“Grand China” or“SGB” or the “Company”) was incorporated in British Columbia, Canada on November 6, 1997. Through its subsidiary, the Company is engaged in providing services in relation of the coal business in People’s Republic of China.

On May 11, 2011, the Company completed the acquisition of Dragon International Resources Group Co., Limited (“Dragon International”), a Hong Kong corporation incorporated on October 5, 2010, and its wholly-owned subsidiary through a share exchange which resulted in the former shareholders of Dragon International acquiring the control of SGB. This transaction was accounted for as a reverse takeover transaction (“RTO”) for accounting purpose, as Dragon International was deemed to be the acquirer.

Prior to the above noted RTO, and on February 21, 2011, pursuant to a share transfer agreement, Dragon International completed the acquisition of FujianHuilong Coal Mine Co., Ltd. (“Fujian Huilong”) (formerly known as YongdingShangzhai Coal Mine Co., Ltd.), a People’s Republic of China corporation and was incorporated on August 4 2005. Upon the completion of the acquisition, Fujian Huilong became the wholly-owned subsidiary of Dragon International and the control in substance was not changed. For accounting purposes, the acquisition has been accounted for using the continuity of interest method, which recognizes Fujian Huilong as the successor. The net assets of Dragon International prior to the acquisition has been accounted as recapitalization as at the date of acquisition.

On October 3, 2013, a wholly owned subsidiary of SGB-SGB Investment Limited was incorporated.

On December 19, 2013, the Company disposed Dragon International and Fujian Huilong.(See note 3)

On August 6, 2014, the Company filed a Notice of Alteration and Certificate of Name Change to its Notice of Articles with the Registry of British Columbia to change the Company’s name to Grand China Energy Group Limited. The name change became legally effective as of such date.

The Company and its subsidiaries are considered to be operating in one segment based on its organizational structure and strategic decision making method.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2014 and December 31, 2013, the Company had stockholders’ deficit of $5,165 and $42,332 respectively. As at June 30, 2014 and December 31, 2013, the Company had working capital deficiency of $239,770 and $42,332 respectively, and requires additional funds to maintain its operations. In view of the stockholder deficit and working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

After disposing the Dragon International and Fujian Huilong, before the new mining area being developed with the new mining right, the Company and its subsidiaries remain its operation to buy coal in external market to serve its existing clients.

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

3 DISCONTINUED OPERATIONS

On December 19, 2013, the Company sold its 100% equity interest in Dragon International and its wholly owned subsidiary Fujian Huilong to an independent third party at cash consideration of HKD 1,000,000 (approximately USD 129,000). The results for the disposed subsidiaries for the three and six months ended June 30, 2013 are as follows:

	Three months ended June 30, 2013	Six months ended June 30, 2013
	$	$
Revenue	3,361,934	5,234,484
Loss before tax	(340,235)	(214,842)
Income tax	(28,652)	(43,764)
Net loss from discontinued operations	(368,887)	(258,606)

4 PROPERTY PLANT AND EQUIPMENT

		Accumulated,	Net Book
	Cost	depreciation	Value
	$	$	$
June 30, 2014
Motor Vehicles	238,461	(3,856)	234,605

5 CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2014	2013
	$	$

Cash denominated in USD	20,800	-
Cash denominated in Canadian Dollars	1,790	1,793
Total	22,590	1,793

6 RECEIVABLES

	June 30,	December 31,
	2014	2013
	$	$

Trades receivable (i) (ii)	198,600	-
Receivable from disposal of subsidiaries(ii)	134,733	129,509
Others (ii)	293,280	201,290

	626,613	330,799

Notes:

(i)	The Company does not hold any collateral over these balances. The average age of these receivable are 30 days.

(ii)	Unsecured, interest free and repayable on demand.

7 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	June 30,	December 31,
	2014	2013
	$	$
Accounts payable	4,998	39,874
Staff costs / wage payable	29,577	29,626
Accrued liabilities	457,157	22,019
Other payable	194,587	194,853
	686,319	286,372

8 AMOUNTS DUE TO A RELATED PARTY

	June 30,	December 31,
	2014	2013
	$	$
Amounts due to a related party	12,191	12,212

As at June 30, 2014 and December 31, 2013, the amounts are due to the Company’s related Party SGB C&C Investments. The amounts as at June 30, 2014 and December 31, 2013 are unsecured, non-interest bearing and due on demand.

9 LOAN PAYABLE

The following is a summary of term loan:

	June 30,	December 31,
	2014	2013
	$	$

Interest bearing loan at 15% per annum, unsecured and due on demand	59,763	56,340

Total	59,763	56,340

Current portion	59,763	56,340

Non-current	-	-

10 STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value
Unlimited number of preferred shares without par value

Issued and outstanding

As at June 30, 2014 and December 31, 2013, 373,793,578 common stocks issued and outstanding which were derived from the following transactions:

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

11 RELATED PARTY TRANSACTIONS

During the period ended June 30, 2014 and 2013, the Company engaged following related party transactions:

●	Accrued or paid $nil (June 30 2013: $131,058) in salaries and bonus to senior officers and directors of the Company;

As at June 30, 2014 and December 31,2013, following receivable and payable were outstanding:

●	Included in accounts payable and accrued liabilities, $Nil (December 31, 2013: $Nil) were payable to the senior officers and directors of the Company

●	Included in receivable, $nil was receivable (December 31, 2013: $Nil) from a senior officer and director of the Company.

12 COMMITMENTS

As at June 30,2014, the company doesn’t have any capital or operating commitments.

13 COMPARATIVE FIGURE

As disclosed in note 3, the Company disposed Dragon International and Fujian Huilong on December 19, 2013, for comparative purposes, the Consolidated statement of operations for the three and six months ended June 30, 2013 was restated. A reconciliation of the restated figures is presented as follows

Three months ended June 30, 2013

	Previously reported	Discontinued adjustment	Restated
	$	$	$
Revenue	3,361,934	(3,361,934)	-
Cost of revenue	(2,495,178)	2,495,178	-
Gross Profit	866,756	(866,756)	-
Selling expenses	(18,248)	17,794	(454)
General and administrative	(426,537)	332,410	(94,127)
Depreciation and amortization	(57,982)	57,982	-
Total operating expenses	(502,767)	408,186	(94,581)
Net income from operations	363,989	(458,570)	(94,581)
Disposition Loss	(798,805)	798,805	-
Income before income tax expenses	(434,816)	340,235	(94,581)

Income tax	(28,652)	28,652	-

Net income	(463,468)	368,887	(94,581)

Six months ended June 30, 2013

	Previously reported	Discontinued adjustment	Restated
	$	$	$
Revenue	5,234,484	(5,234,484)	-
Cost of revenue	(3,860,394)	3,860,394	-
Gross Profit	1,374,090	(1,374,090)	-
Selling expenses	(60,499)	59,867	(632)
General and administrative	(767,450)	639,779	(127,671)
Depreciation and amortization	(92,739)	92,739
Total operating expenses	(920,688)	792,385	(128,303)
Net income from operations	453,402	(581,705)	(128,303)
Disposition Loss	(796,547)	796,547	-
Income before income tax expenses	(343,145)	214,842	(128,303)

Income tax	(43,764)	43,764	-

Net income	(386,909)	258,606	(128,303)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with: (i) the accompanying unaudited condensed consolidated financial statements and notes thereto for the six months ended June 30, 2014, (ii) the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 and (iii) the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K. Aside from certain information as of December 31, 2013, all amounts herein are unaudited. Unless the context otherwise indicates, references to “SGB,” “we,” “our,” “us” and the “Company” refer to GRAND CHINA ENERGY GROUP LIMITED (former name: SGB International Holdings Inc.) and its subsidiaries on a consolidated basis.

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

On August 6, 2014, the Company filed a Notice of Alteration and Certificate of Name Change to its Notice of Articles with the Registry of British Columbia to change the Company’s name to Grand China Energy Group Limited. The name change became legally effective as of such date.

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

After the sale of 100% equity interest in Dragon International and Fujian Huilong on December 19, 2013, the Company is looking for new mining area to develop. Before the new area is developed to manufacture coal for the clients, the Company remains its operation by buying coal from external market to serve the existing clients. The Company derives its revenues from sales of coal to major clients as in previous years. All of the revenues are generated outside Canada. Our results, as reported in U.S. dollars, will be impacted by foreign currency fluctuations.

Business Overview

In view of a continuous modest recovery in the world’s economy in the second half of 2014, China will strengthen its economic restructuring. The energy consumption structure is expected to change. Being the largest coal consumption county, it is expected that the supply and demand of coal in the domestic markets will generally remain in a relaxed trend and coal price will fluctuate at a low level.

Revenue Recognition

After disposing the Dragon International and Fujian Huilong on December 19, 2013, the company continues its sales activities for their existing clients through the sourcing network. The current revenue is generated from the same source of coal sales activities with the existing clients same as before the disposal of the Dragon International and Fuijian Huilong.

For three months ended June 30, 2014 and 2013

	30-Jun-14	30-Jun-13
	$	$
Revenue	580,000	-
Revenue from discontinued activities	-	3,361,934
Total	580,000	3,361,934

Cost of sales	456,180	-
Cost of sales from discontinued activities	-	2,495,178
Total	456,180	2,495,178

Gross Profit	123,820	-
Operating Expenses	125,960	502,767

For six months ended June 30, 2014 and 2013

	30-Jun-14	30-Jun-13
	$	$
Revenue	1,078,015	-
Revenue from discontinued activities	-	5,234,484
Total	1,078,015	5,234,484

Cost of sales	719,680	-
Cost of sales from discontinued activities	-	3,860,394
Total	719,680	3,860,394

Gross Profit	358,335	-
Operating Expenses	213,246	950,688

Results of Operations

For the three months ended June 30, 2014 and 2013

The following table sets forth the consolidated results of our operations for our Company in the three months ended June 30, 2014 (“2014 Q2”) and June 30, 2013 (“2013 Q2”):

	2014 Q2		2013 Q2
	$	% of Sales	$	% of Sales
Revenues	580,000	100%	3,361,934	100%
Cost of sales	456,180	79%	2,495,178	74%
Gross profit	123,820	21%	866,756	26%
Operating expenses	125,960	22%	502,767	15%
Profit (loss) from operations	(2,140)	-0%	363,989	10%
Other expenses and income tax	(58,000)	10%	827,457	25%
Net (loss) income	(60,683)	N/M	(463,468)	N/M

Revenues

Our revenues are derived from the sales of coal. The overall revenue decreased by 2,781,934 or 83% from $3.36 million in 2013 Q2 to $0.58 million in 2014 Q2, principally due to the restructuring the company after disposal of Dragon International and Fujian Huilong on December 19, 2013.

Cost of Sales and Gross Profit

Our cost of sales decreased by $2,038,998 or 82% from $2.50 million in 2013 Q2 to $0.46 million in 2014 Q2. Gross profit margin dropped by 26% to 21% was mainly due to the restructure of the business model from coal mining to coal trading.

Operating Expenses

Our operating expenses decreased by $376,807 or 74% from $0.50 million in 2013 Q2 to $0.12 million in 2014 Q2.

Net ( Loss) Income

As a result of the above, our net loss decreased by $0.40 million from $0.46 million in 2013 Q2 to $0.06 million in 2014 Q2.

For the six months ended June 30, 2014 and 2013

The following table sets forth the consolidated results of our operations for our Company in the six months ended June 30, 2014 (“2014 Q2”) and June 30, 2013 (“2013 Q2”):

	2014 Q2		2013 Q2
	$	% of Sales	$	% of Sales
Revenues	1,078,015	100%	5,234,484	100%
Cost of sales	719,680	67%	3,860,394	74%
Gross profit	358,335	33%	1,374,090	26%
Operating expenses	213,246	22%	920,688	18%
Profit (loss) from operations	145,089	20%	453,402	9%
Other expenses and income tax	(110,700)	-10%	840,311	16%
Net (loss) income	(36,226)	N/M	(386,909)	N/M

Revenues

Our revenues are derived from the sales of coal. The overall revenue decreased by 4,156,469 or 79% from $5.23 million in 2013 Q2 to $1.07 million in 2014 Q2, principally due to the restructuring the company after disposal of Dragon International and Fujian Huilong on December 19, 2013.

Cost of Sales and Gross Profit

Our cost of sales decreased by $3,140,714 or 82% from $3.86 million in 2013 Q2 to $0.72 million in 2014 Q2. Gross profit margin raised by 26% to 33% was mainly due to the restructure of the business model from coal mining to coal trading.

Operating Expenses

Our operating expenses decreased by $707,442 or 74% from $0.92 million in 2013 Q2 to $0.21 million in 2014 Q2.

Net ( Loss) Income

As a result of the above, our net loss decreased by $0.35 million from $0.38 million in 2013 Q2 to $0.03 million in 2014 Q2.

Liquidity and Capital Resources

Working Capital as at June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
Cash	$22,590	$1,793
Current Assets	$649,203	$332,592
Current Liabilities	$888,973	$374,924
Working Capital	$(239,770)	$(42,332)

Current asset increased by $316,611 or 95% from $332,592 as at December 31,2013 to $649,203 as at June 30, 2014, principally due to the increase of the trade receivable arise from the normal operations.

Current liabilities increased by $514,049 or 137% from $374,924 as at December 31, 2013 to $888,973 as at June 30,2014, mainly due to the increase of accrual liabilities.

As a result of the above, working capital decreased to net loss $239,770 as at June 30,2014 from the net loss $42,332 as at December.

Cash Flows

For the three months ended June 30, 2014 and 2013 respectively:

The following summarizes cash provided by or used in each of the indicated types of activities during the three months ended June 30, 2014 and 2013:

	2014 Q2 $	2013 Q2 $
Net cash generated from operating activities	$259,260	$528,540
Net cash used in investing activities	$(238,461)	$(3,468,364)
Net cash generated from financing activities	$-	$2,780,345
Cash and cash equivalents at end of period	$22,590	$259,619

The net cash inflow from operating activities decreased by $269,279 or 49% compared to $528,540 in 2013 Q2.

The cash used in investing activities was decreased from the $3,468,364 in 2013 Q2 to $238,416 in 2014 Q2.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 6, 2014, the Company filed a Notice of Alteration and Certificate of Name Change to its Notice of Articles with the Registry of British Columbia to change the Company’s name to Grand China Energy Group Limited. The name change became legally effective as of such date.

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

GRAND CHINA ENERGY GROUP LIMITED

By:	/s/ Shibi Chen
Shibi Chen President, Chief Executive Officer and Director (Principal Executive Officer) Date: August 18, 2014

By:	/s/ Peifeng Huang
Peifeng Huang Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer) Date: August 18, 2014

