Form 10-K/A
period 2013-12-31
Grand China Energy Group Ltd
filed 2014-08-29
CIK 1408956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant's telephone number, including area code: (852) 3691-8831

SGB INTERNATIONAL HOLDINGS, INC.

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

Explanatory Note

Grand China Energy Group Limited. (Former name: SGB International Holdings Inc., the “Company”, “SGB”, “we”, “us”, “our”) is filing this Amendment No. 1 (Amendment) to its Annual Report on Form 10-K for the year ended December 31, 2013 (Original Form 10-K) filed with the Securities and Exchange Commission (SEC) on April 15, 2014 (Original Filing Date) to revise the Company’s disclosure related to the equity interest transfer of our subsidiaries in its Original Form 10-K.

Except for the foregoing amended and restated information, no other changes have been made to the Original Form 10-K. This Amendment continues to describe conditions as of the date of the Original Filing Date, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing Date, or to modify or update those disclosures affected by subsequent events.

Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Company’s other filings with the SEC, together with any amendments to those filings.

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

As described above, on April 12, 2011, we entered into the share exchange agreement with Dragon International Resources Group Co., Limited, its shareholders and Fujian Huilong Coal Mine Co., Ltd. (formerly known as YongdingShangzhai Coal Mine Co., Ltd.) and as a result of the closing of this agreement on May 11, 2011, we adopted the business of Fujian Huilong Coal Mine Co., Ltd. and abandoned our prior business.

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

On October 3, 2013, a wholly owned subsidiary of SGB, SGB Investment Limited, was incorporated.

On December 19, 2013, the Company sold its 100% equity interest in Dragon International Resources Group Co and its wholly owned subsidiary Fujian Huilong Coal Mine Co., Ltd to an independent third party at cash consideration of HKD 1,000,000 (approximately USD 129,000). This is because the existing PPE are too old to be replaced and the current mining right cannot provide coal up to the quality to our existing clients.

After selling all the equity of Dragon International and Fujian Huilong for the purpose of disposing the old PPE, before the new mining area being developed with the new mining right, the Company and its subsidiaries remain to conduct its operation by procuring external market to serve its existing clients.

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

The organization and ownership structure of our company subsequent to the consummation of the reverse acquisition as summarized in the paragraphs above is as follows:

Fujian Huilong Coal Mine Co., Ltd. (formerly known as YongdingShanzahi Coal Ming Co., Ltd.) is a wholly foreign-owned limited liability company operating in China and is wholly owned by the foreign investor (Dragon International in our case). Dragon International was incorporated on October 5, 2010 in Hong Kong to acquire all of the equity interest in Fujian Huilong Coal Mine Co., Ltd. from its previous owners, Mr. Chuanzhen Lin, Mr. Wensi Lin, and Mr. Qingdong Shi, and to change the status of Fujian Huilong into a wholly foreign-owned subsidiary. Dragon International was also created to facilitate the share exchange between SGB International Holdings, Inc. and the shareholders of Dragon International as Chinese laws do not allow SGB International Holdings, Inc. to effect share exchanges directly with any owners of Fujian Huilong.

On November 1, 2010, Dragon International entered into a share transfer agreement with Mr. Chuanzhen Lin, Mr. Wensi Lin, and Mr. Qingdong Shi, under which Dragon International acquired all of the outstanding equity shares of Fujian Huilong. On February 21, 2011, Fujian Huilong received its new business license and became a WFOE under the People’s Republic of China (“PRC”) laws. Mr. Longwen Lin, a key management member of Fujian Huilong, subsequently acquired 90% of the Dragon International. At that time, Mr. Longwen Lin did not have other relationship with Dragon International, Fujian Huilong or these entities’ shareholders in connection with the reverse merger. Mr. Peifeng Huang was also a key management member of Fujian Huilong before its acquisition by Dragon International, but he did not have other relationship with Dragon International, Fujian Huilong or these entities’ shareholders in connection with the reverse merger. Mr. Thomas TzeKhern Yeo did not have other relationship with Dragon International, Fujian Huilong or these entities’ shareholders in connection with the reverse merger.

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

On December 19, 2013, even the company has disposed its PPE and the new mining right are yet to be obtained, the company has remained its operation to source coal through external market to serve its existing clients.

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

After December 19, 2013, we are still sourcing the coal at the same standard and quality to serve its existing clients.

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

PART II

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

On December 19, 2013, with the decision of the shareholder in the shareholder’s meeting to sell out the old PPE, the company has still remained to conduct its business to its existing clients through other subsidiaries to complete the fiscal year of 2013.

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

Property Description

The Company has sold the 100% equity of Dragon International and Fujian Huilong on December 19, 2013 for the reason of disposing the old PPE and exchanging a new mining right. The Company is still in the operation through procuring of coal to its existing clients through sourcing in external network. However, the Company has no longer enjoy the mining right of Fujian Huilong under this circumstance. The Company expects this is the only transition period and will develop the new mining area with new mining right at the end of 2014 or the early 2015.

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

/s/ PARKER RANDALL CF (H.K.) CPA LIMITED

PARKER RANDALL CF (H.K.) CPA LIMITED

Certified Public Accountants

Hong Kong

April 14, 2014

F-1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM

We consent to the use of our report dated March 27, 2013, with respect to the consolidated balance sheet of SGB International Holdings Inc. as at December 31, 2012, and the related consolidated statements of income and comprehensive income, cash flows and shareholders’ equity for the year then ended, included in the Company’s annual report on Form 10-K, dated April 14, 2014.

Vancouver, BC Canada
April 14, 2014	Chartered Accountants

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2013 AND 2012

(STATED IN US DOLLARS)

		December 31	December 31
	Note	2013	2012
		$	$
ASSETS
Current Assets
Cash and cash equivalents	4	1,793	440,308
Receivables	5	330,799	55,952
Prepaid expenses and deposits	6	-	39,867
Total Current Assets		332,592	536,127

Non-current Assets
Prepaid expenses, deposits and other receivables	6	-	672,704
Property, equipment and mine development costs	7	-	21,063,400
Intangible assets	8	-	334,825
Total Non-current Assets		-	22,070,929

Total Assets		332,592	22,607,056

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	9	286,372	1,814,738
Asset retirement obligation	10	-	257,139
Amounts due to a related party	11	12,212	2,106,747
Deferred revenue	15	-	108,428
Income tax payable		20,000	-
Loan payable – current	12	56,340	199,547

Total Current Liabilities		374,924	4,486,599

Non-current Liabilities:
Asset retirement obligation	10	-	127,780
Loan payable	12	-	10,060

Total Non-current Liabilities		-	137,840

Total Liabilities		374,924	4,624,439

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2013 AND 2012

(STATED IN US DOLLARS)

		December 31	December 31
	Note	2013	2012
		$	$
Stockholders’ Equity(Deficiency)
Common stocks	13	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Additional paid-in capital		100,000	-
Reserve		-	650,182
(Accumulated deficit)/Retained earnings		(9,347,096)	7,527,909
Accumulated other comprehensive income		(33,780)	565,982
Total Stockholders’ Equity/(Deficiency)		(42,332)	17,982,617

Total Liabilities and Stockholders’ Equity/(Deficiency)		332,592	22,607,056

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

The accompanying notes are an integral part of these consolidated financial statements

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

On October 3, 2013, a wholly owned subsidiary of SGB, SGB Investment Limited, was incorporated.

On December 19, 2013, the Company sold its 100% equity interest in Dragon International Resources Group Co and its wholly owned subsidiary Fujian Huilong Coal Mine Co., Ltd to an independent third party at cash consideration of HKD 1,000,000 (approximately USD 129,000). This is because the existing PPE are too old to be replaced and the current mining right cannot provide coal up to the quality to our existing clients.

After selling all the equity of Dragon International and Fujian Huilong for the purpose of disposing the old PPE, before the new mining area being developed with the new mining right, the Company and its subsidiaries remain to conduct its operation by procuring external market to serve its existing clients.

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

3       DISCONTINUED OPERATIONS (Continued)

Assets and liabilities of the discontinued operation as of the disposal date were summarized as follows:

December 31
2012
$
ASSETS
Current Assets
Cash and cash equivalents	3.404
Receivables	5,276
Prepaid expenses and deposits	104
Total Current Assets	8,784

Non-current Assets
Prepaid expenses, deposits and other receivables	-
Property, equipment and mine development costs	-
Intangible assets	-
Total Non-current Assets	-

Assets associated with discontinued operations	22,598,272

Total Assets	22,607,056

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	121,165
Asset retirement obligation	-
Amounts due to a related party	78,257
Deferred revenue	-
Income tax payable	-
Loan payable – current	70,494

Total Current Liabilities	269,916

Non-current Liabilities:
Asset retirement obligation	-
Loan payable	10,060

Total Non-current Liabilities	10,060

Liabilities associated with discontinued operations	4,344,463

Total Liabilities	4,624,439
Stockholders’ Equity(Deficiency)
Common stocks	9,138,544
Contributed surplus	100,000
Additional paid-in capital	-
Reserve	650,182
(Accumulated deficit)/Retained earnings	7,527,909
Accumulated other comprehensive income	565,982
Total Stockholders’ Equity/(Deficiency)	17,982,617

Total Liabilities and Stockholders’ Equity/ (Deficiency)	22,607,056

3       DISCONTINUED OPERATIONS (Continued)

A reconciliation of the restated figures are presented as follows;

	Previously reported	Discontinued operations adjustment	Restated
	US$	US$	US$
Cash and cash equivalents	440,308	(436,904)	3,404
Receivables	55,952	(50,676)	5,276
Prepaid expenses and deposits	39,867	(39,763)	104
Total current assets	536,127	(527,343)	8,784

Prepaid expenses and deposits	672,704	(672,704)	-
Property, equipment and mine development costs, net	21,063,400	(21,063,400)	-
Intangible assets	334,825	(334,825)	-
Total non-current assets	22,070,929	(22,070,929)	-

Total assets	22,607,056	(22,598,272)	8,784

Account payable and accrued liabilities	1,814,738	(1,693,573)	121,165
Asset retirement obligation	257,139	(257,139)	-
Amounts due to a related party	2,106,747	(2,028,490)	78,257
Deferred revenue	108,428	(108,428)	-
Loan payable-current	199,547	(129,053)	70,494
Total current liabilities	4,486,599	(4,216,683)	269,916

Asset retirement obligation	127,780	(127,780)	-
Loan payable	10,060	-	10,060
Total noncurrent liabilities	137,840	(127,780)	10,060

Total liabilities	4,624,439	(4,344,463)	279,976

3       DISCONTINUED OPERATIONS (Continued)

Reconciliation of gain on disposal is as follows:

US$
Fair value of consideration	129,509
Less: carry amount of net asset at date of disposal	1,411,532
Add: reclassification from reserve and other comprehensive income to profit and loss	1,603,718
Gain on disposal	321,695

4       CASH AND CASH EQUIVALENTS

	December 31,	December 31,
	2013	2012
	$	$

Cash denominated in Chinese RMB	-	435,267
Cash denominated in Canadian or Hong Kong Dollars	1,793	5,041

	1,793	440,308

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

13    STOCKHOLDERS’ EQUITY (Continued)

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

14    RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013 and 2012, the Company engaged following related party transactions:

●	Accrued or paid $ nil (December 31, 2012: $359,921) in salaries and bonus to senior officers and directors of the Company;

As at December 31, 2013 and December 31, 2012, following receivable and payable were outstanding:

●	Included in accounts payable and accrued liabilities, $Nil (December 31, 2012: $406,252) were payable to the senior officers and directors of the Company

●	Included in receivable, $nil was receivable (December 31, 2012: $3,175) from a senior officer and director of the Company.

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

17    SEGMENT INFORMATION

Even the Company disposed its subsidiaries on December 19, 2013 as disclosed in note 4, the Company has remained to conduct its business to the existing clients by procuring from external market through its subsidiary before the year end of 2013. The company reassessed its operation and considers the company was still in one single operating segment as at December 31, 2013

The Company derives its revenues from one customer. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

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

	Previously reported	Discontinued operations adjustment	Restated
	US$	US$	US$
Revenue	12,718,068	(12,718,068)	-
Cost of revenue	(9,068,615)	9,068,615	-
Gross Profit	3,649,453	(3,649,453)	-

Selling expenses	(280,466)	269,337	(11,129)
General and administrative	(2,738,459)	2,287,419	(451,040)
Total operating expenses	(3,018,925)	2,556,756	(462,169)

Net income from operations	630,528	(1,092,697)	(462,169)

Other items:
Interest expense	(8,956)	(780)	(9,736)
Other expense	(37,811)	37,811	-
Other income	55,263	(55,263)	-
	8,496	(18,232)	(9,736)

Income before income tax expenses	639,024	(1,110,929)	(471,905)

Income tax	(99,319)	99,319	-

Net income	539,705	(1,011,610)	(471,905)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
3.2	Notice of Alteration filed with the Ministry of Finance, BC Registry Services effective March 3, 2009 (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 5, 2009)
3.3	Amended and Restated Articles of Incorporation of SGB International Holdings Inc. (incorporated by reference to our current report on Form 8-K filed on March 5, 2009)
10.1	Form of stock option agreement (incorporated by reference to our current report on Form 8-K filed on January 21, 2011)
10.2	Loan agreements between YongdingShangzhai Coal Mine Co., Ltd. and Mr. Longwen Lin (incorporated by reference to Amendment No. 2 of our current report on Form 8-K/A filed on September 13, 2011)
10.3	Loan agreements between YongdingShangzhai Coal Mine Co., Ltd. and Mr. Longwen Lin (incorporated by reference to Amendment No. 3 of our current report on Form 8-K/A filed on October 24, 2011)
10.4*	Equity Transfer Agreement dated December 19, 2013
20.1	Notice of Annual and Special Meeting of Shareholders and Information Circular (incorporated by reference to our current report on Form 8-K filed on September 5, 2013)
20.2	Form of Proxy (incorporated by reference to our current report on Form 8-K filed on September 5, 2013)
20.3	Supplemental Mailing list form (incorporated by reference to our current report on Form 8-K filed on September 5, 2013)
21.1	Dragon International Resources Group. Co., Limited, a Hong Kong corporation
21.2	Fujian Huilong Mining Co., Ltd. (formerly YongdingShangzhai Coal Mine Co., Ltd.), a People’s Republic of China corporation
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CHINA ENERGY GROUP LIMITED

By:	/s/ Shibi Chen
Shibi Chen
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 26, 2014

By:	/s/ Peifeng Huang
Peifeng Huang
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: August 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shibi Chen
Shibi Chen
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 26, 2014

By:	/s/ QuanGu
QuanGu
Director
Date: August 26, 2014

By:	/s/ Wei Gu
Wei Gu
Director
Date: August 26, 2014

By:	/s/ Chang Gu
Chang Gu
Director
Date: August 26, 2014

By:	/s/ Wensi Chen
Wensi Chen
Director
Date: August 26, 2014

By:	/s/ Vincent Xu
Vincent Xu
Director
Date: August 26, 2014

By:	/s/ Baozhu Feng
Baozhu Feng
Director
Date: August 26, 2014

26