Form 10-K/A
period 2013-12-31
Grand China Energy Group Ltd
filed 2014-10-01
CIK 1408956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

Explanatory Note

Grand China Energy Group Limited. (formerly known as SGB International Holdings Inc.) hereafter referred to as the “Company”, “SGB”, “we”, “us”, or “our” is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2013 to amend Amendment No. 1 to its Form 10-K filed with the Securities and Exchange Commission on August 29, 2014 (“Amendment No. 1 to the Form 10-K”) to (i) include the audit report on MNL LLP as of and for the year ended December 31, 2012, modified to indicate that the audit report relates to the 2012 Financial Statements prior to the effect of adjustments made to the 2012 Financial Statements; (ii) include the revised audit report of Parker Randall CF (HK) CPA Limited as and for the year ended December 31,2013, to include the results of their audit of adjustments made to the 2012 Financial Statements; and (iii) to revise the December 31,2012 balance sheets to separately present the assets and liabilities of the Company’s discontinued operations. As the result of the adjustments to the 2012 Financial Statements, corresponding changes have been made to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the foregoing amended and restated information, no other changes have been made to Amendment No. 1 to the Form 10-K. This Amendment continues to describe conditions as of the date of the initial filing of the Form 10-K on April 15, 2014 (the “Original Filing Date”), and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing Date, or to modify or update those disclosures affected by subsequent events.

Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Company’s other filings with the SEC, together with any amendments to those filings.

TABLE OF CONTENTS

PART II

	ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	2

	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	4

PART IV

	ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.	5

SIGNATURES			6

PART II

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this Annual Report.

Results of Operations

On December 19, 2013, the Company sold its 100% equity interest in Dragon International Resources Group Co., Limited (“Dragon”), including Dragon’s wholly owned subsidiary, Fujian Huilong Coal Mine Co., Ltd. (“Huilong”), to an independent third party. After the sale of these entities, the Company continued making coal sales to its existing clients through other subsidiaries through the end of 2013. For comparison and analysis purposes the results of operations presented below include the discontinued activities related to Dragon and Huilong to provide a better understanding of the Company at 2013 versus 2012.

For the years ended December 31, 2013 and 2012

The following table sets forth the results of operations of the Company, including the discontinued activities before disposal, for the years ended December 31, 2013 and 2012.

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	$	% of Sales	$	% of Sales
Net sales (net of sales tax)	7,227,626	100%	12,718,068	100%
Cost of sales	5,598,006	78%	9,068,615	71%
Gross profit	1,606,537	22%	3,649,453	29%
Operating expenses	1,654,249	23%	3,018,925	24%
Profit from operations	(47,713)	0.6%	630,528	5%
Other items and income tax	80,168	1%	90,823	1%
Net income	(16,875,005)	-233%	539,705	4%

Net Sales

Our revenues are derived from the sales of coal. Overall revenue decreased by $5.49 million or 43% from $12.72 million in 2012 to $7.23 million in 2013.

On December 19, 2013, the Company’s shareholders determined to sell off the old property, plant and equipment. The Company continued sales to its existing clients through other subsidiaries through the end of 2013.

Cost of Sales

Cost of sales decreased by $3.5 million or 28% from $9.07 million in 2012 to $5.60 million in 2013, principally due to the discontinued operations of Dragon International. Dragon International ceased operating in September 2013 and was sold to third parties at the end of 2013.

Gross Profit

Due to the decrease in our net sales, our gross profit decreased by $2.04 million or 56% from $3.65 million in 2012 to $1.61 million in 2013 which resulted in a lower gross profit margin of 22% in 2013 as compared to 29% in 2012.

Operating Expenses

Operating expenses decreased by $1.37 million or 45% from $3.02 million in 2012 to $1.65 million in 2013, due principally to a reduction in payroll expenses after the discontinuance of operations and subsequent sale of Dragon International.

Other items and income tax

Other items and income tax represent interest, other operating expenses and income tax which decreased by about $0.01 million or 13.3% from 0.09 million in 2012 to 0.08 million in 2013.

2

Net Income

With the  impairment loss on receivable and the discontinued operations of Fujian Huilong Company recorded in 2013, net income decreased by about $16.5 million from $0.54 million in 2012 to the loss of $17.0 million in 2013.

Property Description

The Company sold all of the equity of Dragon International and Fujian Huilong on December 19, 2013 for the reason of disposing the old property, plant and equipment and exchanging a new mining right. The Company continues to sell coal to its existing clients through sourcing in external networks. However, the Company no longer enjoys the mining rights associated with Fujian Huilong under this circumstance. The Company expects this is the only transition period and will develop new mining areas with new mining rights at the end of 2014 or early 2015.

Impact of Inflation

We believe inflation has had a net negative impact on our results of operations in 2013. The average inflation rate in China was at 2.51% in 2013 relative to an average inflation rate in China of 2.62% in 2012. The Chinese government has carried out a series of financial and monetary policies to control the increasing inflation.

Liquidity and Capital Resources

Working Capital at December 31, 2013 and 2012

	2013	2012
Current Assets	$332,592	$536,127
Non-Current Assets	$-	$22,070,929
Total Assets	$332,592	$22,607,056

Current Liabilities	$374,924	$4,486,599
Non-Current Liabilities	$-	$137,840
Total Liabilities	$349,424	$4,624,439

Working Capital (Deficit)	$(42,332)	$(3,950,472)

Current assets decreased by $0.20 million or 37% from $0.54 million as at December 31, 2012 to $0.33 million as at December 31, 2013, principally due to the disposal of Dragon in December 2013. Excluding the asset held for sales, current assets went up $0.32 million from $8,784 to $332,592 reflecting sales to its existing clients through other subsidiaries during the remaining period of 2013

Current liabilities decreased by $4.11 million or 90% from $4.49 million as at December 31, 2012 to $0.37 million as at December 31, 2013. Excluding the liabilities held for sales, it increased 38% to $0.37 million reflecting the increase in accounts payable and accrued liabilities.

Taken as a whole, we registered a reduced working capital deficit of $0.04 million as at December 31, 2013 compared to $3.95 million as at December 31, 2012.

3

Cash Flows

For the years ended December 31, 2013 and 2012

	2013	2012
Net cash provided by operating activities	$796,399	$2,629,790
Net cash used in investing activities	$(792,608)	$(1,992,125)
Net cash provided by financing activities	$(430,756)	$(803,032)
Cash and cash equivalents at end of year	$1,793	$440,308

The net cash provided by operating activities decreased by $1.83 million or 68% from $2.63 million in 2012 to $0.80 million in 2013, due principally to lower sales and higher operating costs registered in 2013.

Net cash used in investing activities decreased by $1.2 million or 60% from $1.99 million in 2012 to $0.79 million in 2013 due to a reduction in construction of mine shafts and facilities.

We registered net cash used in financing activities of $0.43 million in 2013 vis-à-vis net cash generated by financing activities of about $0.80 million in 2012.

Taken as a whole, our cash and cash equivalents as at December 31, 2013 decreased by $438,515 or 99% from $440,308 as at December 31, 2012 to $1,793 as at December 31, 2013.

Going Concern

The Company’s financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company had a working capital deficiency of $42,332 and an accumulated deficit of $9,347,096 as of December 31, 2013. In view of the working capital deficiency, management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into account that the Company intends (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, management of the Company believes that the Company will have sufficient funds to complete the current development and to meet in full its financial obligations and operations and capital requirements as they fall due for the foreseeable future.

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

4

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

We also have audited the adjustments to the 2012 financial statements to re-present the 2012 financial statements for comparative purpose due to the reporting of discontinued operations as described in Note 3 and Note 18. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2012 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 financial statements taken as a whole.

/s/ PARKER RANDALL CF (H.K.) CPA LIMITED

PARKER RANDALL CF (H.K.) CPA LIMITED

Certified Public Accountants

Hong Kong

 April 14, 2014, except for Note 3 and Note 18, as to which the date is September 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SGB International Holdings Inc.

We have audited, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 3 and 18 to the consolidated financial statements, the consolidated balance sheet of SGB International Holdings Inc. (the “Company”) as at December 31, 2012, and the related consolidated statements of income and comprehensive income, cash flows and stockholders’ equity, for the year then ended (The 2012 consolidated financial statements before the effects of the adjustments discussed in Note 3 and 18 to the consolidated financial statements are not presented herein.). The 2012 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such 2012 consolidated financial statements, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 3 and 18 to the consolidated financial statements, present fairly, in all material respects, the financial position of the Company as at December 31, 2012 and the result of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 3 and 18 to the consolidated financial statements and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by Parker Randall CF (H. K.) CPA Limited.

Vancouver, Canada
March 27, 2013	Chartered Accountants

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2013 AND 2012

(STATED IN US DOLLARS)

		December 31	December 31
	Note	2013	2012
			(Restated)
		$	$
ASSETS
Current Assets
Cash and cash equivalents	4	1,793	3,404
Receivables	5	330,799	5,276
Prepaid expenses and deposits	6	-	104
Current assets associated with discontinued operations			527,343
Total Current Assets		332,592	536,127

Non-current Assets
Prepaid expenses, deposits and other receivables	6	-	-
Property, equipment and mine development costs	7	-	-
Intangible assets	8	-	-
Non-current assets associated with discontinued operations			22,070,929
Total Non-current Assets		-	22,070,929

Total Assets		332,592	22,607,056

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	9	286,372	121,165
Asset retirement obligation	10	-	-
Amounts due to a related party	11	12,212	78,257
Deferred revenue	15	-	-
Income tax payable		20,000	-
Loan payable – current	12	56,340	70,494
Current liabilities associated with discontinued operations			4,216,683

Total Current Liabilities		374,924	4,486,599

Non-current Liabilities:
Asset retirement obligation	10	-	-
Loan payable	12	-	10,060
Non-current liabilities associated with discontinued operations			127,780

Total Non-current Liabilities		-	137,840

Total Liabilities		374,924	4,624,439

Stockholders’ Equity(Deficiency)

Common stocks	13	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Additional paid-in capital		100,000	-
Reserve		-	650,182
(Accumulated deficit)/Retained earnings		(9,347,096)	7,527,909
Accumulated other comprehensive income		(33,780)	565,982
Total Stockholders’ Equity/(Deficiency)		(42,332)	17,982,617

Total Liabilities and Stockholders’ Equity/(Deficiency)		332,592	22,607,056

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 19, 2013, the Company sold its 100% equity interest in Dragon International and its wholly owned subsidiary Fujian Huilong to an independent third party at cash consideration of HKD 1,000,000 (approximately USD 129,000). This is because the existing PPE are old to be replaced and the current mining right cannot provide coal up to the quality to our existing clients.

After selling all the equity out of the Dragon International and Fujian Huilong for the purpose of disposing the old PPE, before the new mining area being developed with the new mining right, the Company and its subsidiaries remain its operation to buy coal in external market to serve its existing clients.

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

3       DISCONTINUED OPERATIONS (Continued)

Assets and liabilities of the company at the year ended December 31, 2012 due to the disposal were restated and summarized accordingly as follows:

December 31
2012
$
ASSETS
Current Assets
Cash and cash equivalents	3.404
Receivables	5,276
Prepaid expenses and deposits	104
Total Current Assets	8,784

Non-current Assets
Prepaid expenses, deposits and other receivables	-
Property, equipment and mine development costs	-
Intangible assets	-
Total Non-current Assets	-

Assets associated with discontinued operations	22,598,272

Total Assets	22,607,056

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	121,165
Asset retirement obligation	-
Amounts due to a related party	78,257
Deferred revenue	-
Income tax payable	-
Loan payable – current	70,494

Total Current Liabilities	269,916

Non-current Liabilities:
Asset retirement obligation	-
Loan payable	10,060

Total Non-current Liabilities	10,060

Liabilities associated with discontinued operations	4,344,463

Total Liabilities	4,624,439
Stockholders’ Equity(Deficiency)
Common stocks	9,138,544
Contributed surplus	100,000
Additional paid-in capital	-
Reserve	650,182
(Accumulated deficit)/Retained earnings	7,527,909
Accumulated other comprehensive income	565,982
Total Stockholders’ Equity/(Deficiency)	17,982,617

Total Liabilities and Stockholders’ Equity/ (Deficiency)	22,607,056

3       DISCONTINUED OPERATIONS (Continued)

A reconciliation of the restated figures are presented as follows:

	Previously reported	Discontinued operations adjustment	Restated
	US$	US$	US$
Cash and cash equivalents	440,308	(436,904)	3,404
Receivables	55,952	(50,676)	5,276
Prepaid expenses and deposits	39,867	(39,763)	104
Total current assets	536,127	(527,343)	8,784

Prepaid expenses and deposits	672,704	(672,704)	-
Property, equipment and mine development costs, net	21,063,400	(21,063,400)	-
Intangible assets	334,825	(334,825)	-
Total non-current assets	22,070,929	(22,070,929)	-

Total assets	22,607,056	(22,598,272)	8,784

Account payable and accrued liabilities	1,814,738	(1,693,573)	121,165
Asset retirement obligation	257,139	(257,139)	-
Amounts due to a related party	2,106,747	(2,028,490)	78,257
Deferred revenue	108,428	(108,428)	-
Loan payable-current	199,547	(129,053)	70,494
Total current liabilities	4,486,599	(4,216,683)	269,916

Asset retirement obligation	127,780	(127,780)	-
Loan payable	10,060	-	10,060
Total noncurrent liabilities	137,840	(127,780)	10,060

Total liabilities	4,624,439	(4,344,463)	279,976

4       CASH AND CASH EQUIVALENTS

	December 31,	December 31,
	2013	2012
		(restated)
	$	$

Cash denominated in Canadian or Hong Kong Dollars	1,793	3,404

	1,793	3,404

As at December 2013, the Company doesn’t have any cash and cash equivalents denominated in RMB due to disposal of subsidiaries.

5       RECEIVABLES

	December 31,	December 31,
	2013	2012
		(restated)
	$	$
Tax receivable	-	5,276
Receivable from disposal of subsidiaries	129,509	-
Others (i)	201,290	-

	330,799	5,276

Notes:

(i)  Unsecured, interest free and repayable on demand.

6       PREPAID EXPENSES, DEPOSITS AND OTHER RECEIVABLES

	December 31, 2013	December 31, 2012
		(restated)
	$	$

Other prepaid expense	-	104

	-	104

7      PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS

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

As disclosed in the Company’s Form 8-K dated October 4, 2013, during the year the board of the Company approved to dispose all of the fixed assets of Fujian Huilong. The disposal of the fixed assets, which includes but not limited to equipment and plants, is to set off the debts of Fujian Huilong. During the year, the Company recorded a loss of US$ 1,821,097 on disposal of the aforesaid fixed assets.

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

9      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	December 31, 2013	December 31, 2012
		(restated)
	$	$
Accounts payable	39,874	-
Staff costs / wage payable	29,626	52,731
Accrued liabilities	22,019	-
Other payable	194,853	68,434
	286,372	121,165

10    ASSET RETIREMENT OBLIGATION

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

11    AMOUNTS DUE TO A RELATED PARTY

	December 31, 2013	December 31, 2012
		(restated)
	$	$
Amounts due to a related party	12,212	78,257

As at December 31, 2013, the amounts are due to the Company’s related Party SGB C&C Investments. As at December 31, 2012, the amounts are due to the former Executive Chairman and Chief Executive Officer of the Company, Mr. Longwen Lin. The amounts as at December 31, 2013 and 2012 are unsecured, non-interest bearing and due on demand.

12    LOAN PAYABLE

The following is a summary of term loan:

	December 31, 2013	December 31, 2012
		(restated)
	$	$

Interest free loan, unsecured and due on demand (i)	-	-
Interest bearing loan at 15% per annum, unsecured and due on demand	56,340	50,353
Interest bearing loan at 3% per annum, unsecured and due on November 10, 2014:	-	10,060
Interest bearing loan at 15% per annum, unsecured and due on 15 March ,2013:	-	20,141

Total	56,340	80,554

Current portion	56,340	70,494

Non-current	-	10,060

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

Also see note 11 and 12.

15    INCOME TAX

SGB and its subsidiaries are subject to income tax laws in their respective tax jurisdictions, which are the same as their respective place of incorporation. The income tax for the year ended December 31,2012 included income tax associated with the discontinued operations.

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

17    SEGMENT INFORMATION

Even though the Company disposed of certain subsidiaries on December 19, 2013 as disclosed in note 3, the Company continued to conduct business with its existing clients by procuring from external markets through the year end of 2013. The Company reassessed its operation and considers the company was still in one single operating segment and one geographical segment which is Canada as at December 31, 2013

The Company derives its revenues from one customer. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

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

	Previously reported	Discontinued operations adjustment	Restated
	US$	US$	US$

Revenue	12,718,068	(12,718,068)	-
Cost of revenue	(9,068,615)	9,068,615	-
Gross Profit	3,649,453	(3,649,453)	-

Selling expenses	(280,466)	269,337	(11,129)
General and administrative	(2,738,459)	2,287,419	(451,040)
Total operating expenses	(3,018,925)	2,556,756	(462,169)

Net income from operations	630,528	(1,092,697)	(462,169)

Other items:
Interest expense	(8,956)	(780)	(9,736)
Other expense	(37,811)	37,811	-
Other income	55,263	(55,263)	-
	8,496	(18,232)	(9,736)

Income before income tax expenses	639,024	(1,110,929)	(471,905)

Income tax	(99,319)	99,319	-

Net income	539,705	(1,011,610)	(471,905)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our registration statement on Form SB-2 filed on August 7, 2007)
3.2	Notice of Alteration filed with the Ministry of Finance, BC Registry Services effective March 3, 2009 (incorporated by reference to an exhibit to our current report on Form 8-K filed on March 5, 2009)
3.3	Amended and Restated Articles of Incorporation of SGB International Holdings Inc. (incorporated by reference to our current report on Form 8-K filed on March 5, 2009)
10.1	Form of stock option agreement (incorporated by reference to our current report on Form 8-K filed on January 21, 2011)
10.2	Loan agreements between YongdingShangzhai Coal Mine Co., Ltd. and Mr. Longwen Lin (incorporated by reference to Amendment No. 2 of our current report on Form 8-K/A filed on September 13, 2011)
10.3	Loan agreements between YongdingShangzhai Coal Mine Co., Ltd. and Mr. Longwen Lin (incorporated by reference to Amendment No. 3 of our current report on Form 8-K/A filed on October 24, 2011)
10.4	Equity Interest Transfer Agreement dated December 19, 2013 (incorporated by reference to Amendment No. 1 to Registrant’s Form 10-K for the year ended December 31, 2013 as filed on August 29, 2014)
20.1	Notice of Annual and Special Meeting of Shareholders and Information Circular (incorporated by reference to our current report on Form 8-K filed on September 5, 2013)
20.2	Form of Proxy (incorporated by reference to our current report on Form 8-K filed on September 5, 2013)
20.3	Supplemental Mailing list form (incorporated by reference to our current report on Form 8-K filed on September 5, 2013)
21.1	Dragon International Resources Group. Co., Limited, a Hong Kong corporation
21.2	Fujian Huilong Mining Co., Ltd. (formerly YongdingShangzhai Coal Mine Co., Ltd.), a People’s Republic of China corporation
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CHINA ENERGY GROUP LIMITED

By:	/s/ Shibi Chen
Shibi Chen
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 1, 2014

By:	/s/ Peifeng Huang
Peifeng Huang
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: October 1, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shibi Chen
Shibi Chen
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 1, 2014

By:	/s/ QuanGu
QuanGu
Director
Date: October 1, 2014

By:	/s/ Wei Gu
Wei Gu
Director
Date: October 1, 2014

By:	/s/ Chang Gu
Chang Gu
Director
Date: October 1, 2014

By:	/s/ Wensi Chen
Wensi Chen
Director
Date: October 1, 2014

By:	/s/ Vincent Xu
Vincent Xu
Director
Date: October 1, 2014

By:	/s/ Baozhu Feng
Baozhu Feng
Director
Date: October 1, 2014

6