Form 10-Q
period 2014-09-30
Grand China Energy Group Ltd
filed 2014-11-19
CIK 1408956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to_____________

Commission File Number: 000-53490

GRAND CHINA ENERGY GROUP LIMITED
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 1601, 16/F, China Taiping Tower, Phase II, 8 Sunning Road, Causeway Bay, Hong Kong	852.3691.8831
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 17, 2014, the registrant had outstanding 373,793,578 shares of common stock.

GRAND CHINA ENERGY GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

		Page

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION		3

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4

ITEM 2.	MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4.	MINE SAFETY DISCLOSURES	21

ITEM 5.	OTHER INFORMATION	21

ITEM 6.	EXHIBITS	21

SIGNATURES		23

EX-31.1 (CERTIFICATION)

EX-31.2 (CERTIFICATION)

EX-32.1 (CERTIFICATION)

EX-32.2 (CERTIFICATION)

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRAND CHINA ENERGY GROUP LIMITED

FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and September 30, 2013 (Unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 (Unaudited)	7

Consolidated Statements of Stockholders Equity (Deficiency) as at September 30, 2014 (Unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	9

GRAND CHINA ENERGY GROUP LTD (FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(STATED IN US DOLLARS)

		September 30	December 31
		2014	2013
	Note	$	$
ASSETS
Non-current assets
Property, plant and equipment, net	4	230,751	-
Total non-current assets		230,751	-

Current Assets
Cash and cash equivalents	5	1,709	1,793
Receivables	6	935,363	330,799

Total Current Assets		937,072	332,592

Total Assets		1,167,823	332,592

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	7	966,834	286,372
Amount due to a related party	8	11,644	12,212
Income tax payable		190,700	20,000
Loan payable – current	9	58,758	56,340

Total Current Liabilities		1,227,936	374,924

Total Liabilities		1,227,936	374,924

Stockholders’ Equity(Deficiency)
Common stock	10	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Additional paid-in capital		100,000	100,000
Accumulated deficit		(9,373,304)	(9,347,096)
Accumulated other comprehensive income		(25,353)	(33,780)
Total Stockholders’ Equity(Deficiency)		(60,113)	(42,332)

Total Liabilities and Stockholders’ Equity(Deficiency)		1,167,823	332,592

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CHINA ENERGY GROUP LTD (FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
(STATED IN US DOLLARS)

	Three months ended 30 September		Nine months ended 30 September
	2014	2013(restated)	2014	2013(restated)
	$	$	$	$
Revenue	600,000	-	1,707,000	-
Cost of revenue	(447,869)	-	(1,196,534)	-
Gross profit	152,131	-	510,466	-
Selling expenses	(82,431)	-	(148,665)	(641)
Depreciation & amortization	(3,855)	-	(7,710)	-
General and administrative	(66,550)	(5,228)	(209,707)	(134,829)
Total operating expenses	(152,836)	(5,228)	(366,082)	(135,470)
Net income (loss) from operations	(705)	(5,228)	144,384	(135,470)
Other items:
Interest expense	(1,729)	-	(5,187)	-
Exchange gain		-	5,295	-

Income (loss) before tax	(2,434)	(5,228)	144,492	(135,470)

Income tax expense	(60,000)	-	(170,700)	-

Net loss from continuing operations;	(62,434)	(5,228)	(26,208)	(135,470)
Net loss from discontinued operations	-	(16,769,790)	-	(16,929,732)
Net loss for the period	(62,434)	(16,775,018)	(26,208)	(17,065,202)
Foreign currency translation adjustment	7,486	105,964	8,427	241,409
Comprehensive loss	(54,948)	(16,669,054)	(17,781)	(16,823,793)
Earnings Per Share (cents) – Basic and diluted	(0.00)	(4.49)	(0.00)	(4.57)

Weighted Average Shares Outstanding – Basic and diluted	373,793,578	373,793,578	373,793,578	373,793,578

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CHINA ENERGY GROUP LTD (FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)

	Nine months Ended 30 September
	2014	2013
Cash flows from operating activities	$	$
Net income for the period –continuing and discontinued operations:	(26,208)	(17,065,202)
Items not involving cash:
Depreciation & amortization	7,710	1,077,460
Loss on retirement of fixed assets	-	1,699,609
Impairment loss	-	12,433,281
Interest expense	5,187	16,229
Changes in non-cash working capital:
Receivables	(610,738)	45,174
Prepaid expenses, deposit and other receivables	-	80,049
Accounts payable , accrued liabilities and income tax payables	862,508	2,563,799
Net cash used in operating activities	238,459	621,899
Cash flows from investing activities
Purchase of property, equipment and mine development costs	(238,461)	(725,777)
Net cash used in investing activities	(238,461)	(725,777)
Cash flows from financing activities

Increase (decrease) of term loan	-	102,211
Amount advanced from a third part	-	121,380
Amount advanced from a related party	-	(476,641)
Net cash used in financing activities	-	(253,050)
Decrease in cash and cash equivalents	(2)	(359,928)
Effect of exchange rate changes on cash	(82)	(18,043)
Cash and cash equivalents – beginning of period	1,793	440,308
Cash and cash equivalents – end of period	1,709	65,337
Supplemental disclosure of cash flow information:
Income tax	-	59,914
Interest expense	-	-

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CHINA ENERGY GROUP LTD (FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIENCY)
AS AT SEPTEMBER 30, 2014
(STATED IN US DOLLARS)

	Common shares		Stock to be	Contributed	Additional paid-in		Retained earnings (accumulated	Accumulated other Comprehensive	Total Stockholder’s equity
	Shares	Amount	issued	surplus	capital	Reserve	deficit)	income	(deficiency)
		$	$	$	$	$	$	$	$
Balance at December 31, 2012	373,793,578	9,138,544	-	100,000	-	650,182	7,527,909	565,982	17,982,617

Net loss for the year	-	-	-	-	-	-	(16,875,005)	-	(16,875,005)
Disposal of subsidiaries	-	-	-	-	-	(650,182)	-	-	(650,182)
Imputed interest	-	-	-	-	100,000	-	-	-	100,000
Currency translation	-	-	-	-	-	-	-	(599,762)	(599,762)
Balance at December 31, 2013	373,793,578	9,138,544	-	100,000	100,000	-	(9,347,096)	(33,780)	(42,332)

Net loss for the period	-	-	-	-	-	-	(26,208)	-	(26,208)
Currency translation	-	-	-	-	-	-	-	8,427	8,427
Balance at September 30, 2014	373,793,578	9,138,544	-	100,000	100,000	-	(9,373,304)	(25,353)	(60,113)

The accompanying notes are an integral part of these consolidated financial statements.

1       ORGANIZATION AND PRINCIPAL ACTIVITIES

Grand China Energy Group Ltd (formerly known as “SGB International Holdings Inc.”) (“Grand China” or “SGB” or the “Company”) was incorporated in British Columbia, Canada on November 6, 1997. Through its subsidiary, the Company is engaged in providing services in relation of the coal business in People’s Republic of China.

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

On December 19, 2013, the Company disposed Dragon International and Fujian Huilong. (See note 3)

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2014 and December 31, 2013, the Company had stockholders’ deficit of $60,113 and $42,332 respectively .As at September 30, 2014 and December 31, 2013, the Company had working capital deficiency of $290,864 and $42,332 respectively, and requires additional funds to maintain its operations. In view of the stockholder deficit and working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

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

3       DISCONTINUED OPERATIONS

On December 19, 2013, the Company sold its 100% equity interest in Dragon International and its wholly owned subsidiary Fujian Huilong to an independent third party at cash consideration of HKD 1,000,000 (approximately USD 129,000). The results for the disposed subsidiaries for the three and nine months ended September 30, 2013 are as follows:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	$	$
Revenue	1,724,690	7,008,929
Loss before tax	(16,753,906)	(16,868,818)
Income tax	(15,884)	(59,914)
Net loss from discontinued operations	(16,769,790)	(16,929,732)

4      PROPERTY PLANT AND EQUIPMENT

		Accumulated,	Net book
	Cost	depreciation	value
	$	$	$
September 30, 2014
Motor Vehicles	238,461	7,710	230,751

5      CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2014	2013
	$	$
Cash denominated in USD	-	-
Cash denominated in Canadian Dollars	1,709	1,793
Total	1,709	1,793

6       RECEIVABLES

	September 30,	December 31,
	2014	2013
	$	$
Trade receivable (i) (ii)	100,000	-
Receivable from disposal of subsidiaries(ii)	128,683	129,509
Others(ii)(iii)	706,680	201,290

	935,363	330,799

Notes:

(i)	The Company does not hold any collateral over these balances. The average age of these receivable are 30 days.

(ii)	Unsecured, interest free and repayable on demand.

(iii)	The amount mainly represents the deposits held by employees for the purchases, and day to day operations.

7      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	September 30,	December 31,
	2014	2013
	$	$
Accounts payable	4,774	39,874
Staff costs / wage payable	28,249	29,626
Accrued liabilities	747,962	22,019
Other payable	185,849	194,853
	966,834	286,372

8      AMOUNT DUE TO A RELATED PARTY

	September 30,	December 31,
	2014	2013
	$	$
Amount due to a related party	11,644	12,212

As at September 30, 2014 and December 31, 2013, the amount is due to the Company’s related party, namely SGB C&C Investments. The amount as at September 30, 2014 and December 31, 2013 was unsecured, non-interest bearing and due on demand.

9      LOAN PAYABLE

The following is a summary of term loan:

	September 30,	December 31,
	2014	2013
	$	$

Interest bearing loan at 15% per annum, unsecured and due on demand	58,758	56,340

Total	58,758	56,340

Current portion	58,758	56,340

Non-current	-	-

10     STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value

Unlimited number of preferred shares without par value

Issued and outstanding

As at September 30, 2014 and December 31, 2013, 373,793,578 common stocks issued and outstanding which were derived from the following transactions:

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

11    RELATED PARTY TRANSACTIONS

During the period ended September 30, 2014 and 2013, the Company engaged following related party transactions:

●	Accrued or paid $nil (September 30 2013: $Nil) in salaries and bonus to senior officers and directors of the Company;

As at September 30, 2014 and December 31, 2013, the following receivable and payable were outstanding:

●	Included in accounts payable and accrued liabilities, $Nil (December 31, 2013: $Nil) were payable to the senior officers and directors of the Company.

●	Included in receivable, $3,253was receivable (December 31, 2013: $Nil) from a senior officer and director of the Company.

12     COMMITMENTS

As at September 30, 2014, the company does not have any capital or operating commitments.

13     COMPARATIVE FIGURE

As disclosed in note 3, the Company disposed Dragon International and Fujian Huilong on December 19, 2013, for comparative purposes, the consolidated statement of operations for the three and nine months ended September 30, 2013 was restated. A reconciliation of the restated figures is presented as follows

Three months ended September 30, 2013

	Previously reported	Discontinued adjustment	Restated
	$	$	$
Revenue	1,724,690	(1,724,690)	-
Cost of revenue	(1,597,902)	1,597,902	-
Gross Profit	126,788	(126,788)	-
Selling expenses	(13,515)	13,515	-
General and administrative	(676,515)	671,287	(5,228)
Depreciation and amortization	(40,397)	40,397	-
Total operating expenses	(730,427)	730,427	(5,228)
Net income from operations	(603,639)	603,639	(5,228)
Interest expense	(64,317)	64,317	-
Loss on non-collectible deposit for investment	(2,912,793)	2,912,793	-
Loss on disposal	(901,806)	901,806	-
Gain on debt waiver	239,903	239,903	-
Impairment loss	(12,516,482)	12,516,482	-
	(16,155,495)	16,155,495	-
Income before income tax expenses	(16,759,134)	16,753,906	(5,228)

Income tax	(15,884)	15,884	-

Net income	(16,775,018)	16,775,018	(5,228)

Nine months ended September 30, 2013

	Previously reported	Discontinued adjustment	Restated
	$	$	$
Revenue	7,008,929	(7,008,929)	-
Cost of revenue	(5,497,795)	5,497,795	-
Gross Profit	1,511,134	(1,511,134)	-
Selling expenses	(136,977)	136,336	(641)
General and administrative	(1,376,401)	1,241,572	(134,829)
Depreciation and amortization	(137,719)	137,719	-
Total operating expenses	(1,651,097)	1,515,627	(135,470)
Net income from operations	(139,963)	139,963	-
Interest expense	(65,177)	65,177	-
Loss on non-collectible deposit for investment	(2,895,758)	2,895,758	-
Loss on disposal	(1,699,609)	1,699,609	-
Gain on debt waiver	238,500	(238,500)	-
Impairment loss	(12,443,281)	12,443,281	-
	(16,865,325)	16,865,325	-
Income before income tax expenses	(17,005,288)	17,005,288	(135,470)

Income tax	(59,914)	59,914	-

Net income	(17,065,202)	17,065,202	(135,470)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

After disposing of Dragon International and Fujian Huilong on December 19, 2013, the Company is now looking for new mining areas to develop. The Company’s present operations consist of buying coal from external markets to serve its existing clients. The Company derives its revenues from sales of coal through a number of major clients as in previous years. All of the revenues are generated outside Canada. Our results, as reported in U.S. dollars, will be impacted by foreign currency fluctuations.

Business Overview

In view of a continuing modest recovery in the world’s economy in the second half of 2014, China will strengthen its economic restructuring. The energy consumption structure is expected to change. Being the largest coal consumption country, it is expected that the supply and demand of coal in the domestic markets will generally remain in a relaxed trend and coal prices will fluctuate at a low level.

Revenue Recognition

After disposing of Dragon International and Fujian Huilong on December 19, 2013, the Company has continued its sales activities for its existing clients through the sourcing network. Current revenues are generated from the same source of coal sale activities with existing clients similar to what it was before the disposal of Dragon International and Fuijian Huilong.

For three months ended September 30, 2014 and 2013

	30-Sep-14	30-Sep-13
	$	$
Revenue	600,000
Revenue from discontinued activities		1,724,690
Total	600,000	1,724,690

Cost of sales	(447,869)
Cost of sales from discontinued activities		(1,597,902)
Total	(447,869)	(1,597,902)

Gross Profit	151,131	126,788
Operating Expenses	(152,836)	(730,427)

For nine months ended September 30, 2014 and 2013

	30-Sep-14	30-Sep-13
	$	$
Revenue	1,707,000
Revenue from discontinued activities		7,008,929
Total	1,707,000	7,008,929

Cost of sales	(1,196,534)
Cost of sales from discontinued activities		(5,497,795)
Total	(1,196,534)	(5,497,795)

Gross Profit	510,466	1,511,134
Operating Expenses	(366,082)	(1,651,097)

Results of Operations

For the three months ended September 30, 2014 and 2013

The following table sets forth the consolidated results of our operations in the three months ended September 30, 2014 (“2014 Q3”) and September 30, 2013 (“2013 Q3”):

	2014 Q3		2013 Q3
	$	% of Sales	$	% of Sales
Revenues	600,000	100%	1,724,690	100%
Cost of sales	(447,869)	(75)%	(1,597,902)	(93)%
Gross profit	152,131	25%	126,788	7%
Operating expenses	(152,836)	(25)%	(730,427)	(42)%
Loss from operations	(705)	(0)%	(603,639)	(35)%
Other expenses and income tax	(61,729)	(0)%	(16,171,379)	(938)%
Net loss	(62,434)	(0)%	(16,775,018)	(973)%

Revenues

Our revenues are derived from the sale of coal. Overall revenue decreased by 1,124,690 or 65% from $1.72 million in 2013 Q3 to $0.6million in 2014 Q3, principally due to the restructuring of the Company after the disposal of Dragon International and Fujian Huilong on December 19, 2013.

Cost of Sales and Gross Profit

Our cost of sales decreased by $1,150,033 or 72% from $1.60 million in 2013 Q3 to $0.44 million in 2014 Q3. The decrease was mainly due to the restructuring of the business model from coal mining to coal trading. As a result, our gross profit margin increased to 25% with a profit of US$0.15 million.

Operating Expenses

Our operating expenses decreased by $577,591 or 79% from $0.73 million in 2013 Q3to $0.15 million in 2014 Q3.

Net Loss

As a result of the above, our net loss decreased by $16 million from $16.78 million in 2013 Q3 to $0.06 million in 2014 Q3.

For the nine months ended September30, 2014 and 2013

The following table sets forth the consolidated results of our operations in the nine months ended September30, 2014 (“2014 Q3”) and September30, 2013 (“2013 Q3”):

	2014 Q3		2013 Q3
	$	% of Sales	$	% of Sales
Revenues	1,707,000	100%	7,008,929	100%
Cost of sales	(1,196,534)	(70)%	(5,437,795)	(78)%
Gross profit	510,466	30%	1,511,134	22%
Operating expenses	(366,082)	(21)%	(1,651,097)	(24)%
Profit (loss) from operations	144,384	8%	(139,963)	(2)%
Other expenses and income tax	(176,892)	(7)%	(16,683,830)	(238)%
Net loss	(26,208)	(2)%	(16,823,793)	(240)%

Revenues

Our revenues are derived from the sale of coal. Overall revenue decreased by 5,301,929 or 76% from $7 million in 2013 Q3 to $1.7 million in 2014 Q3, principally due to the restructuring of the Company after the disposal of Dragon International and Fujian Huilong on December 19, 2013.

Cost of Sales and Gross Profit\

Our cost of sales decreased by $4,241,261 or 76% from $5.44 million in 2013 Q3 to $1.20 million in 2014 Q3. Our gross profit margin increased by 22% to 30% which was mainly due to the restructuring of the business model from coal mining to coal trading.

Operating Expenses

Our operating expenses decreased by $1,285,015 or 78% from $1.65 million in 2013 Q3to $0.37million in 2014 Q3.

Net Loss

Our net loss decreased by $16.86 million from $16.79 million in 2013 Q3 to net loss of $0.03 million in 2014 Q3.

Liquidity and Capital Resources

Working Capital as at September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
Cash	$1,709	$1,793
Current Assets	$937,072	$332,592
Current Liabilities	$1,227,936	$374,924
Working Capital	$(290,864)	$(42,332)

Current assets increased by $604,480 or 182% from $332,592 as at December 31,2013 to $937,072 as at September30, 2014, principally due to an increase in trade receivables arising from normal operations.

Current liabilities increased by $853,012 or 228% from $374,924 as at December 31, 2013 to $1,227,936 as at September30,2014, mainly due to the increase in accrued liabilities.

As a result of the above, working capital decreased to$(290,864)as at September 30,2014from $(42,332) as at December 31, 2013.

Cash Flows

For the nine months ended September30, 2014 and 2013 respectively:

The following summarizes cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2014 and 2013:

	2014 Q3	2013 Q3
	$	$
Net cash generated from operating activities	$238,459	$621,899
Net cash used in investing activities	$(238,461)	$(725,777)
Net cash used in financing activities	$-	$(253,050)
Cash and cash equivalents at end of period	$1,709	$65,337

The net cash inflow from operating activities decreased by $383,440 or 61.7% compared to $621,899 in 2013 Q3.

The cash used in investing activities decreased from the $725,777 in 2013 Q3to $238,461in 2014 Q3.

Off-Balance Sheet Arrangements\

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no sales of unregistered securities during the quarter ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CHANGJIANG MINING AND NEW ENERGY COMPANY, LTD.
(Registrant)

Date: November 19, 2014	By:	/s/ Shibi Chen
	Name:	Shibi Chen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 19, 2014	By:	/s/ Peifeng Huang
	Name:	Peifeng Huang
	Title:	Chief Financial Officer
(Principal Financial Officer)

