Form 10-Q/A
period 2014-03-31
Grand China Energy Group Ltd
filed 2015-06-24
CIK 1408956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-53490

GRAND CHINA ENERGY GROUP LIMITED

(formerly known as SGB International Holdings, Inc.)

(Exact Name of Registrant as Specified in its Charter)

British Columbia	N/A
(State of Incorporation)	(IRS Employer Identification No.)

Room 1601, 16/F, China Taoping Tower Phase II,

8 Sunning Road, Causeway Bay

Hong Kong

(852) 3691-8831

(Address of principal executive offices and telephone number)

Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller Reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 373,793,578 shares of common stock issued and outstanding as of May 9, 2014.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Form 10-Q/A”) is being filed by Grand China Energy Group Limited (the “Company”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the United States Securities and Exchange Commission (“SEC”) on May 13, 2014 (the “Initial Form 10-Q”). Items 1 and 2 of Part 1 of our Initial Form 10-Q have been amended and restated in their entirety for the reasons described in Note 12 to the Consolidated Financial Statements. Other than the Items outlined above, no other changes were made to the Initial Form 10-Q, however, for the convenience of the reader, this Form 10-Q/A also includes those items in the Initial Form 10-Q that are not being amended. Except as otherwise specifically noted, all information contained herein is as of March 31, 2014 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q. Prior to August 6, 2014, we were known as SGB International Holdings, Inc.

We have attached to this Form 10-Q/A updated certifications executed as of the date of this Form 10-Q/A by our Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31.2 and 32.1/32.2 to this Form 10-Q/A.

GRAND CHINA ENERGY GROUP LIMITED

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2014

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2014 AND DECEMBER 31, 2013

(STATED IN US DOLLARS)

		March 31
		2014 (restated)	December 31 2013
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	4	1,728	1,793
Receivables	5	330,176	330,799
Total Current Assets		331,904	332,592

Total Assets		331,904	332,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	6	364,680	286,372
Amounts due to a related party	7	11,769	12,212
Income tax payable		20,000	20,000
Loan payable – current	8	55,994	56,340

Total Current Liabilities		452,443	374,924

Total Liabilities		452,443	374,924

Stockholders’ Deficiency
Common stocks	9	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Additional paid-in capital		100,000	100,000
Accumulated deficit		(9,432,002)	(9,347,096)
Accumulated other comprehensive income		(27,081)	(33,780)
Total Stockholders’ Deficiency		(120,539)	(42,332)

Total Liabilities and Stockholders’ Deficiency		331,904	332,592

The accompanying notes are an integral part of these consolidated financial statements.

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(STATED IN US DOLLARS)

	Three months ended 31 March
	2014 (restated)	2013 (restated)
	$	$
Revenue, net of sales tax	-	-
Cost of revenue	-	-
Gross profit	-	-
Selling expenses	-	(642)
General and administrative	(87,285)	(32,419)
Total operating expenses	(87,285)	(33,061)
Net loss from operations	(87,285)	(33,061)
Other items:
Interest expense	(1,729)	-
Exchange gain	4,108	-
Loss before tax	(84,906)	(33,061)

Income tax expense	-	-

Net loss from continuing operations;	(84,906)	(33,061)
Net income from discontinued operations	-	109,361
Net (loss)/ income for the period	(84,906)	76,300
Foreign currency translation adjustment	6,699	49,347
Comprehensive income(loss)	(78,207)	125,647
Earnings Per Share (cents) – Basic and diluted	(0.00)	0.02

Weighted Average Shares Outstanding – Basic and diluted	373,793,578	373,793,578

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(STATED IN US DOLLARS)

	Three months Ended 31 March
	2014 (restated)	2013
Cash flows from operating activities	$	$
Net (loss)/ income for the period –continuing and discontinued operations:	(84,906)	76,300
Items not involving cash:
Depreciation & amortization	-	312,814
Interest expense	1,729	5,350
Changes in non-cash working capital:
Receivables	(4,149)	50,732
Prepaid expenses, deposit and other receivables		80,683
Accounts payable , accrued liabilities and income tax payables	87,326	(625,421)
Net cash used in operating activities	-	(99,542)
Cash flows from investing activities
Purchase of property, equipment and mine development costs	-	(249,175)
Net cash used in investing activities		(249,175)
Cash flows from financing activities
Amounts advanced from a related party	-	362,371
Net cash used in financing activities	-	362,371
Increase/(decrease) in cash and cash equivalents	-	13,654
Effect of exchange rate changes on cash	(65)	432
Cash and cash equivalents – beginning of period	1,793	440,308
Cash and cash equivalents – end of period	1,728	454,394
Supplemental disclosure of cash flow information:
Income tax	-	15,151
Interest expense	-	-

The accompanying notes are an integral part of these consolidated financial statements

SGB INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIENCY)

AS AT MARCH 31, 2014

(STATED IN US DOLLARS)

	Common shares		Stocks to	Contributed	Additional Paid-in		Retained earnings (Accumulated	Accumulated other comprehensive	Total Stockholders’ equity
	Shares	Amount	be issued	surplus	capital	Reserve	Deficit)	income	(deficiency)
		$	$	$	$	$	$	$	$
Balance at December 31, 2012	373,793,578	9,138,544	-	100,000	-	650,182	7,527,909	565,982	17,982,617

Net loss for the year	-	-	-	-	-	-	(16,875,005)	-	(16,875,005)
Disposal of subsidiaries	-	-	-	-		(650,182)	-	-	(650,182)
Imputed interest	-	-	-	-	100,000	-	-	-	100,000

Currency translation	-	-	-	-	-	-	-	(599,762)	(599,762)
Balance at December 31, 2013	373,793,578	9,138,544	-	100,000	100,000	-	(9,347,096)	(33,780)	(42,332)

Net loss for the period	-	-	-	-	-	-	(84,906)	-	(84,906)
Currency translation	-	-	-	-		-	-	6,699	6,699
Balance at March 31, 2014	373,793,578	9,138,544	-	100,000	100,000	-	(9,342,002))	(27,081)	(120,539)

The accompanying notes are an integral part of these consolidated financial statements.

1.          ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On October 3, 2013, we incorporated, SGB Investment Limited, which is a wholly owned subsidiary. The principal business of SGB Investment Limited is providing mining related consulting work for the coal mine in Fujian Province as well as engaging in coal trading activities in Fujian Province, People’s Republic of China.

On December 19, 2013, the Company disposed Dragon International and Fujian Huilong.(See note 3)

The Company and its subsidiaries are considered to be operating in one segment based on its organizational structure and strategic decision making method.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31 2014 and December 31, 2013, the Company had working capital deficiency of 120,539 and $42,332 respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

2.          SIGNIFICANT ACCOUNTING POLICIES

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

3.          DISCONTINUED OPERATIONS

On December 19, 2013, the Company sold its 100% equity interest in Dragon International and its wholly owned subsidiary Fujian Huilong to an independent third party at a cash consideration of HKD 1,000,000 (approximately USD 129,000). The results for the disposed subsidiaries for the three months ended March 31, 2013 are as follows:

2013
$
Revenue	1,876,749
Income before tax	124,512
Income tax	(15,151)
Net income from discontinued operations	109,361

4.          CASH AND CASH EQUIVALENTS

	March 31,	December 31,
	2014	2013
	$	$

Cash denominated in Canadian Dollars	1,728	1,793

5.          RECEIVABLES

	March 31,	December 31,
	2014	2013
	$	$

Receivable from disposal of subsidiaries(i)	128,886	129,509
Others (i)	201,290	201,290

	330,176	330,799

Notes:

(i)	Unsecured, interest free and repayable on demand.

6.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	March 31,	December 31,
	2014	2013
	$	$
Accounts payable	6,317	39,874
Staff costs / wage payable	28,552	29,626
Accrued liabilities	170,966	22,019
Other payable	158,845	194,853
	364,680	286,372

7.          AMOUNTS DUE TO A RELATED PARTY

	March 31,	December 31,
	2014	2013
	$	$
Amounts due to a related party	11,769	12,212

As at March 31, 2014 and December 31, 2013, the amounts are due to the Company’s related Party SGB C&C Investments. The amounts as at March 31, 2014 and December 31, 2013 are unsecured, non-interest bearing and due on demand.

8.          LOAN PAYABLE

The following is a summary of term loan:

	March 31,	December
	2014	31, 2013
	$	$

Interest bearing loan at 15% per annum, unsecured and due on demand	55,994	56,340

Total	55,994	56,340

Current portion	55,994	56,340

Non-current	-	-

9.          STOCKHOLDERS’ EQUITY

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

10.          RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2014 and 2013, the Company engaged following related party transactions:

●	Accrued or paid $ nil (March 31 2013: $65,523) in salaries and bonus to senior officers and directors of the Company;

As at March 31, 2014 and December 31, 2013, following receivable and payable were outstanding:

●	Included in accounts payable and accrued liabilities, $Nil (December 31, 2013: $Nil) were payable to the senior officers and directors of the Company

●	Included in receivable, $nil was receivable (December 31, 2013: $Nil) from a senior officer and director of the Company.

11.          COMMITMENTS

As at December 31, 2013, the company doesn’t have any capital or operating commitments.

12.          RESTATEMENTS

In 2014, following the Company’s December 2013 sale of its equity interests in Dragon International Resources Group Co., Limited and Dragon’s wholly owned subsidiary, Fujian Huilong Coal Mine Co., Ltd, the Company commenced coal trading activities involving the purchase of coal in external markets for resale to the Company’s existing customers. In connection therewith, the Company signed sales and purchase contracts with customers and suppliers. However, the recognition of revenues and expenses by the Company related to these contracts was premature as the required performance obligations thereunder were not completed .Accordingly , the previously reported revenues ,expenses and associated receivables and payables from these contracts have been reversed and the related financial statements have been restated to reflect same

A reconciliation of the restated figures is presented as follows:

Income Statement for the three months ended 31 March 2014

	Previously reported	adjustment	Restated
	$	$	$
Revenue	498,015	(498,015)	-
Cost of revenue	(263,500)	263,500	-
Gross Profit	234,515	(234,515)	-

Selling expenses		-	-
General and administrative	(87,285)	-	(87,285)
Total operating expenses	(87,285)	-	(87,285)

Net income from operations	147,230	(234,515)	(87,285)
Other items:
Interest expenses	(1,729)	-	(1,729)
Exchange gain	4,108	-	4,108

Income before income tax expenses	149,609	(234,515)	(84,906)

Income tax	(52,700)	52,700	-

Net income	96,909	(181,815)	(84,906)

Balance Sheet as at March 31 2014

	Previously stated	adjustments	restated
			$
ASSETS
Current Assets
Cash and cash equivalents	1,728	-	1,728
Receivables	473,676	(143,500)	330,176
Total Current Assets	475,404	(143,500)	331,904

Total Assets	475,404	(143,500)	331,904

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	273,665	91,015	364,680
Amounts due to a related party	11,769	-	11,769
Income tax payable	72,700	(52,700)	20,000
Loan payable – current	55,994	-	55,994

Total Current Liabilities	414,128	38,315	452,443

Total Liabilities	414,128	38,315	452,443

Stockholders’ Deficiency
Common stocks	9,138,544	-	9,138,544
Contributed surplus	100,000	-	100,000
Additional paid-in capital	100,000	-	100,000
Accumulated deficit	(9,250,187)	(181,815)	(9,432,002)
Accumulated other comprehensive income	(27,081)	-	(27,081)
Total Stockholders’ Deficiency	61,276	(181,815)	(120,539)

Total Liabilities and Stockholders’ Deficiency	475,404	(143,500)	331,904

Cash flow statement for the three months ended March 31, 2014

	Previously reported	Adjustments	Restated
Cash flows from operating activities	$	$	$
Net (loss)/ income for the period–continuing and discontinued operations:	96,909	(181,815)	(84,906)
Items not involving cash:
Depreciation & amortization			-
Interest expense	1,729		1,729
Changes in non-cash working capital:
Receivables	(147,649)	143,500	(4,149)
Prepaid expenses, deposit and other receivables
Accounts payable , accrued liabilities and income tax payables	49,011	38,315	87,326
Net cash used in operating activities	-		-
Cash flows from investing activities
Purchase of property, equipment and mine development costs	-		-
Net cash used in investing activities	-		-
Cash flows from financing activities
Amounts advanced from a related party	-		-
Net cash used in financing activities	-		-
Increase/(decrease) in cash and cash equivalents	-		-
Effect of exchange rate changes on cash	(65)		(65)
Cash and cash equivalents – beginning of period	1,793		1,793
Cash and cash equivalents – end of period	1,728		1,728
Supplemental disclosure of cash flow information:
Income tax	-		-
Interest expense	-		-

13.          COMPARATIVE FIGURE

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Prior to the December 19, 2013 disposal of Dragon International and its subsidiary, Fujian Huilong, our principal operations were those of Fujian Huilong which was engaged in coal production and sales involving the exploration, development and mining of coal properties. Fujian Huilong owns and operates a coal mine, located in Shangzhai Village, Yongding County, Longyan City of Fujian Province, People’s Republic of China.

On October 3, 2013, we incorporated a wholly owned subsidiary, SGB Investment Limited. The principal business of SGB Investment Limited is providing mining related consulting work for the coal mine in Fujian Province as well as engaging in coal trading activities in Fujian Province, People’s Republic of China.

Results of Operations

For the three months ended March 31, 2014 compared with the three months ended March 31, 2013

Gross Revenues

The revenue for the three months ended March 31, 2014 and March 31, 2013 is nil respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 and three months ended March 31, 2013 is $87,285 and $33,061 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of the business.

Net Loss

Net Loss for the three months ended March 31, 2014 and three months ended March 31, 2013 is $84,906 and $33,062 respectively

Liquidity and Capital Resources

At March 31, 2014, we had working capital of ($120,539) consisting of cash on hand of $1,728 as compared to working capital of ($42,332) consisting of cash on hand of $1,793 at December 31, 2013.

Current liabilities increased by $77,519 from $374,924 as at December 31, 2013 to $452,443 at March 31, 2014, principally a result of the increased account payable and accrued liabilities.

Net cash provided by (used in) operating activities for the three months ended March 31, 2014 was nil as compared to net cash used in operating activities of ($99,542) for the three months ended March 31, 2013

Net cash provided by (used in) investing activities for the three months ended March 31, 2014 was nil as compared to net cash used in investing activities of ($249,175) for the three months ended March 31, 2013

We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

ITEM 5. OTHER INFORMATION.

On April 20, 2014, Mr. Peifeng Huang resigned as a director of our Company.

Also on April 20, 2014, the Board of Directors appointed Mr. Quan Gu, Mr. Wei Gu and Mr. Chang Gu as directors of the Company.

Quan Gu

Mr. Quan Gu, 39 years old, has been our director since April 20, 2014. Mr. Gu graduated from National University of Kyrhyz Republic major in international business. Mr. Gu has focused on mining advisory and exploration since 2004. He served as project management director at Xinjing Zhonghai Mining Company Limited and currently as an executive director and founding member of Beijing Shuntianying Project Management Co. Ltd. Mr. Gu has extensive experience in mining industry and strong networking in the industry.

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

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 3.2.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND CHINA ENERGY GROUP LIMITED

By:	/s/ Shibi Chen
Shibi Chen
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 24, 2015

By:	/s/ Peifeng Huang
Peifeng Huang
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: June 24, 2015

