Form 10-Q/A
period 2014-06-30
Grand China Energy Group Ltd
filed 2015-06-24
CIK 1408956

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

There were 373,793,578 shares of common stock issued and outstanding as of August 18, 2014.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Form 10-Q/A”) is being filed by Grand China Energy Group Limited (the “Company”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the United States Securities and Exchange Commission (“SEC”) on August 18, 2014 (the “Initial Form 10-Q”). Items 1 and 2 of Part 1 of our Initial Form 10-Q have been amended and restated in their entirety for the reasons described in Note 13 to the Consolidated Financial Statements. Other than the Items outlined above, no other changes were made to the Initial Form 10-Q, however, for the convenience of the reader, this Form 10-Q/A also includes those items in the Initial Form 10-Q that are not being amended. Except as otherwise specifically noted, all information contained herein is as of June 30, 2014 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

We have attached to this Form 10-Q/A updated certifications executed as of the date of this Form 10-Q/A by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31.2 and 32.1/32.2 to this Form 10-Q/A.

GRAND CHINA ENERGY GROUP LTD

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2014

GRAND CHINA ENERGY GROUP LTD

(FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2014 AND DECEMBER 31, 2013

(STATED IN US DOLLARS)

		June 30
		2014 (restated)	December 31 2013
	Note	$	$
ASSETS
Non-current assets
Property, plant and equipment, net	4	234,605	-
			-
Total non-current assets		234,605	-
Current Assets
Cash and cash equivalents	5	1,790	1,793
Receivables	6	336,023	330,799
Total Current Assets		337,813	332,592

Total Assets		572,418	332,592

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	7	645,810	286,372
Amounts due to a related party	8	12,191	12,212
Income tax payable		20,000	20,000
Loan payable – current	9	59,763	56,340

Total Current Liabilities		737,764	374,924

Total Liabilities		737,764	374,924

Stockholders’ Deficiency
Common stocks	10	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Additional paid-in capital		100,000	100,000
Accumulated deficit		(9,471,051)	(9,347,096)
Accumulated other comprehensive income		(32,839)	(33,780)
Total Stockholders’ Deficiency		(165,346)	(42,332)

Total Liabilities and Stockholders’ Deficiency		572,418	332,592

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CHINA ENERGY GROUP LTD

(FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

(STATED IN US DOLLARS)

	Three month ended 30 June		Six months ended 30 June
	2014 (restated)	2013 (restated)	2014 (restated)	2013 (restated)
	$	$	$	$
Revenue	-	-	-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Selling expenses	-	-	-	(632)
Depreciation & Amortization	(3,856)	-	(3,856)	-
General and administrative	(34,650)	(94,581)	(121,936)	(127,671)
Total operating expenses	(38,506)	(94,581)	(125,792)	(128,303)
Net loss from operations	(38,506)	(94,581)	(125,792)	(128,303)
Other items:
Interest expense	(1,730)		(3,458)	-
Exchange gain	1,187		5,295	-
	(543)	-	1,837	-
Income(loss) before tax	(39,049)	(94,581)	(123,955)	(128,303)

Income tax expense	(39,049)		-	-

Net loss from continuing operations;	(39,049)	(94,581)	(123,955)	(128,303)
Net income from discontinued operations	-	(368,887)	-	(258,606)
Net loss for the period	(39,049)	(463,468)	(123,955)	(386,909)
Foreign currency translation adjustment	(5,758)	182,822	941	232,169
Comprehensive income(loss)	(44,807)	(280,646)	(123,014)	(154,740)
Earnings Per Share (cents) – Basic and diluted	(0.00)	(0.12)	(0.00)	(0.10)

Weighted Average Shares Outstanding – Basic and diluted	373,793,578	373,793,578	373,793,578	373,793,578

The accompanying notes are an integral part of these consolidated financial statements

GRAND CHINA ENERGY GROUP LTD

(FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(STATED IN US DOLLARS)

	Six months Ended 30 June
	2014 (restated)	2013
Cash flows from operating activities	$	$
Net income for the period – continuing and discontinued operations:	(123,955)	(386,909)
Items not involving cash:
Depreciation & amortization	3,856	779,097
Loss on retirement of fixed assets		796,547
Interest expense	3,458	10,731
Changes in non-cash working capital:
Receivables	(103,948)	(22,902)
Prepaid expenses, deposit and other receivables	-	88,136
Accounts payable , accrued liabilities and income tax payables	459,050	(551,680)
Inventory	-	(184,480)
Net cash generated from operating activities	238,461	528,540
Cash flows from investing activities
Purchase of property, equipment and mine development costs	(238,461)	(596,153)
Acquiring mining rights		(2,872,211)
Net cash used in investing activities	(238,461)	(3,468,364)
Cash flows from financing activities

Increase (decrease) of term loan	-	2,984,021
Amounts advanced from a related party	-	(203,676)
Net cash used in financing activities	-	2,780,345
Increase/(decrease) in cash and cash equivalents	-	(159,479)
Effect of exchange rate changes on cash	(3)	(21,210)
Cash and cash equivalents – beginning of period	1,793	440,308
Cash and cash equivalents – end of period	1,790	259,619
Supplemental disclosure of cash flow information:
Income tax	-	43,764
Interest expense	-	-

The accompanying notes are an integral part of these consolidated financial statements

GRAND CHINA ENERGY GROUP LTD

(FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIENCY)

AS AT JUNE 30, 2014

(STATED IN US DOLLARS)

	Common shares		Stocks to	Contributed	Additional Paid-in		Retained earnings (Accumulated	Accumulated other comprehensive	Total Stockholders’ equity
	Shares	Amount	be issued	surplus	capital	Reserve	Deficit)	income	(deficiency)
		$	$	$	$	$	$	$	$
Balance at December 31, 2012	373,793,578	9,138,544	-	100,000	-	650,182	7,527,909	565,982	17,982,617

Net loss for the year	-	-	-	-	-	-	(16,875,005)	-	(16,875,005)
Disposal of subsidiaries	-	-	-	-		(650,182)	-	-	(650,182)
Imputed interest	-	-	-	-	100,000	-	-	-	100,000
Currency translation	-	-	-	-	-	-	-	(599,762)	(599,762)
Balance at December 31, 2013	373,793,578	9,138,544	-	100,000	100,000	-	(9,347,096)	(33,780)	(42,332)

Net income for the period	-	-	-	-	-	-	(123,955)	-	(123,955)
Currency translation	-	-	-	-		-	-	941	941
Balance at March 31, 2014	373,793,578	9,138,544	-	100,000	100,000	-	(9,471,051)	(32,839)	(165,346)

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

On October 3, 2013, we incorporated SGB Investment Limited, which is a wholly owned subsidiary. The principal business of SGB Investment Limited is providing mining related consulting work for the coal mine in Fujian Province as well as engaging in coal trading activities in Fujian Province, People’s Republic of China.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2014 and December 31, 2013, the Company had stockholders’ deficit of $165,346 and $42,332 respectively. As at June 30, 2014 and December 31, 2013, the Company had working capital deficiency of $399,951 and $42,332 respectively, and requires additional funds to maintain its operations. In view of the stockholder deficit and working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

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

3.          DISCONTINUED OPERATIONS

On December 19, 2013, the Company sold its 100% equity interest in Dragon International and its wholly owned subsidiary Fujian Huilong to an independent third party at cash consideration of HKD 1,000,000 (approximately USD 129,000). The results for the disposed subsidiaries for the three and six months ended June 30, 2013 are as follows:

	Three months ended June 30, 2013	Six months ended June 30, 2013
	$	$
Revenue	3,361,934	5,234,484
Loss before tax	(340,235)	(214,842)
Income tax	(28,652)	(43,764)
Net loss from discontinued operations	(368,887)	(258,606)

4.          PROPERTY PLANT AND EQUIPMENT

		Accumulated,	Net Book
	Cost	depreciation	Value
	$	$	$
June 30, 2014
Motor Vehicles	238,461	(3,856)	234,605

5.          CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2014	2013
	$	$
Cash denominated in USD	-	-
Cash denominated in Canadian Dollars	1,790	1,793
Total	1,790	1,793

6.          RECEIVABLES

	June 30,	December 31,
	2014	2013
	$	$

Receivable from disposal of subsidiaries(i)	134,733	129,509
Others (i)	201,290	201,290

	336,023	330,799

Notes:

(i)	Unsecured, interest free and repayable on demand.

7.          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	June 30,	December 31,
	2014	2013
	$	$
Accounts payable	4,998	39,874
Staff costs / wage payable	29,577	29,626
Accrued liabilities	577,157	22,019
Other payable	34,078	194,853
	645,810	286,372

8.          AMOUNTS DUE TO A RELATED PARTY

	June 30,	December 31,
	2014	2013
	$	$
Amounts due to a related party	12,191	12,212

As at June 30, 2014 and December 31, 2013, the amounts are due to the Company’s related Party SGB C&C Investments. The amounts as at June 30, 2014 and December 31, 2013 are unsecured, non-interest bearing and due on demand.

9.          LOAN PAYABLE

The following is a summary of term loan:

	June 30,	December 31,
	2014	2013
	$	$

Interest bearing loan at 15% per annum, unsecured and due on demand	59,763	56,340

Total	59,763	56,340

Current portion	59,763	56,340

Non-current	-	-

10.          STOCKHOLDERS’ EQUITY

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

11.          RELATED PARTY TRANSACTIONS

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

12.          COMMITMENTS

As at June 30,2014, the company doesn’t have any capital or operating commitments.

13.          RESTATEMENTS

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

A reconciliation of the restated figures is presented as follows:

Income Statement

Three months ended 30 June 2014

	Previously reported	adjustment	Restated
	$	$	$
Revenue	580,000	(580,000)	-
Cost of revenue	(456,180)	456,180	-
Gross Profit	123,820	(123,820)	-
Selling expenses	(66,234)	66,234	-
Depreciation and amortization	(3,856)	-	(3,856)
General and administrative	(55,870)	21,220	(34,650)
Total operating expenses	(125,960)	87,454	(38,506)
Net loss from operations	(2,140)	(36,366)	(38,506)

Interest expenses	(1,730)	-	(1,730)
Exchange gain	1,187	-	1,187

Income before income tax expenses	(2,683)	(36,366)	(39,049)

Income tax	(58,000)	58,000	-

Net income	(60,683)	21,634	(39,049)

Six months ended June 30, 2014

	Previously reported	adjustment	Restated
	$	$	$
Revenue	1,078,015	(1,078,015)	-
Cost of revenue	(719,680)	719,680	-
Gross Profit	358,335	(358,335)	-
Selling expenses	(66,234)	66,234	-
Depreciation and amortization	(3,856)	-	(3,856)
General and administrative	(143,156)	21,220	(121,936)
Total operating expenses	(213,246)	87,454	(125,792)
Net income/(loss) from operations	145,089	(270,881)	(125,792)

Interest expenses	(3,458)	-	(3,458)
Exchange gain	5,295	-	5,295

Income before income tax expenses	146,926	(270,881)	(123,955)

Income tax	(110,700)	110,700	-

Net income	36,226	(160,181)	(123,955)

Balance Sheet as at June 30 2014

	Previously stated	adjustments	restated
			$
ASSETS
Current Assets
Cash and cash equivalents	22,590	(20,800)	1,790
Receivables	626,613	(290,590)	336,023
Total Current Assets	649,203	(311,390)	337,813
Property, plant and equipment, net	234,605	-	234,605
Total Assets	883,808	(311,390)	572,418

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	686,319	(40,509)	645,810
Amounts due to a related party	12,191	-	12,191
Income tax payable	130,700	(110,700)	20,000
Loan payable – current	59,763	-	59,763

Total Current Liabilities	888,973	(151,209)	737,764

Total Liabilities	888,973	(151,209)	737,764

Stockholders’ Deficiency
Common stocks	9,138,544	-	9,138,544
Contributed surplus	100,000	-	100,000
Additional paid-in capital	100,000	-	100,000
Accumulated deficit	(9,310,870)	(160,181)	(9,471,051
Accumulated other comprehensive income	(32,839)	-	(32,839)
Total Stockholders’ Deficiency	(5,165)	(160,181)	(165,346)

Total Liabilities and Stockholders’ Deficiency	883,808	(311,390)	572,418

Cash flow statements for the six months ended June 30 2014.

	Previously reported	adjustments	restated
Cash flows from operating activities	$		$
Net income for the period – continuing and discontinued operations:	36,226	(160,181)	(123,955)
Items not involving cash:
Depreciation & amortization	3,856		3,856
Loss on retirement of fixed assets
Interest expense	3,458		3,458
Changes in non-cash working capital:
Receivables	(295,938)	191,990	(103,948)
Prepaid expenses, deposit and other receivables	-		-
Accounts payable , accrued liabilities and income tax payables	511,658	(52,608)	459,050
Inventory	-		-
Net cash generated from operating activities	259,260	(20,799)	238,461
Cash flows from investing activities
Purchase of property, equipment and mine development costs	(238,461)		(238,461)
Acquiring mining rights
Net cash used in investing activities	(238,461)		(238,461)
Cash flows from financing activities

Increase (decrease) of term loan	-		-
Amounts advanced from a related party	-		-
Net cash used in financing activities	-		-
Increase/(decrease) in cash and cash equivalents	20,799	(20,799)	-
Effect of exchange rate changes on cash	(2)	(1)	(3)
Cash and cash equivalents – beginning of period	1,793		1,793
Cash and cash equivalents – end of period	22,590		1,790
Supplemental disclosure of cash flow information:
Income tax	-		-
Interest expense	-

14.          COMPARATIVE FIGURE

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

Results of Operations

For the three months ended June 30, 2014 compared with the three months ended June 30, 2013

Gross Revenues

The revenue for the three months ended June 30, 2014 and June 30, 2013 is nil respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 and three months ended June 30, 2013 is $38,506 and $94,581 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of the business.

Net Loss

Net Loss for the three months ended June 30, 2014 and three months ended June 30, 2013 is $39,049 and $463,468 respectively

For the six months ended June 30, 2014 compared with the six months ended June 30, 2013

Gross Revenues

The revenue for the six months ended June 30, 2014 and June 30, 2013 is nil respectively.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 and six months ended June 30, 2013 is $125,792 and $128,303 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of the business.

Net Loss

Net Loss for the six months ended June 30, 2014 and six months ended June 30, 2013 is $123,955 and $386,909 respectively

Liquidity and Capital Resources

At June 30, 2014, we had working capital of ($165,346) consisting of cash on hand of $1,790 as compared to working capital of ($42,332) consisting of cash on hand of $1,793 at December 31, 2013.

Net cash generated from operating activities for the six months ended June 30, 2014 was $238,461 as compared to net cash generated from operating activities of $528,540 for the six months ended June 30, 2013

Net cash provided by (used in) investing activities for the six months ended June 30, 2014 was ($238,461) as compared to net cash used in investing activities ($3,468,364) for the six months ended June 30, 2013

Net cash provided by (used in) financing activities for the six months ended June 30, 2014 was nil as compared to net cash used in financing activities ($2,780,345) for the six months ended June 30, 2013

We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

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

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

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

