Form 10-Q/A
period 2014-09-30
Grand China Energy Group Ltd
filed 2015-06-24
CIK 1408956

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

There were 373,793,578 shares of common stock issued and outstanding as of November 17, 2014.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Form 10-Q/A”) is being filed by Grand China Energy Group Limited (the “Company”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the United States Securities and Exchange Commission (“SEC”) on November 19, 2014 (the “Initial Form 10-Q”). Items 1 and 2 of Part 1of our Initial Form 10-Q have been amended and restated in their entirety for the reasons described in Note 13 to the Consolidated Financial Statements. Other than the Items outlined above, no other changes were made to the Initial Form 10-Q, however, for the convenience of the reader, this Form 10-Q/A also includes those items in the Initial Form 10-Q that are not being amended. Except as otherwise specifically noted, all information contained herein is as of September 30, 2014 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

We have attached to this Form 10-Q/A updated certifications executed as of the date of this Form 10-Q/A by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31.2 and 32.1/32.2 to this Form 10-Q/A.

GRAND CHINA ENERGY GROUP LTD

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

GRAND CHINA ENERGY GROUP LTD

(FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

(STATED IN US DOLLARS)

		September 30
		2014 (restated)	December 31 2013
	Note	$	$
ASSETS
Non-current assets
Property, plant and equipment, net	4	230,751	-

Total non-current assets		230,751	-
Current Assets
Cash and cash equivalents	5	1,709	1,793
Receivables	6	431,973	330,799

Total Current Assets		433,682	332,592

Total Assets		664,433	332,592

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	7	737,475	286,372
Amounts due to a related party	8	11,644	12,212
Income tax payable		20,000	20,000
Loan payable – current	9	58,758	56,340

Total Current Liabilities		827,877	374,924

Total Liabilities		827,877	374,924

Stockholders’ Deficiency
Common stocks	10	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Additional paid-in capital		100,000	100,000
Accumulated deficit		(9,476,635)	(9,347,096)
Accumulated other comprehensive income		(25,353)	(33,780)
Total Stockholders’ Deficiency		(163,444)	(42,332)

Total Liabilities and Stockholders’ Deficiency		664,433	332,592

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CHINA ENERGY GROUP LTD

(FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

(STATED IN US DOLLARS)

	Three month ended 30 September		Nine months ended 30 September
	2014 (restated)	2013 (restated)	2014 (restated)	2013 (restated)
	$	$	$	$
Revenue	-	-	-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Selling expenses	-	-	0	(641)
Depreciation & Amortization	(3,855)	-	(7,710)	-
General and administrative	-	(5,228)	(121,937)	(134,829)
Total operating expenses	(3,855)	(5,228)	(129,647)	(135,470)
Net loss from operations	(3,855)	(5,228)	(129,647)	(135,470)
Other items:
Interest expense	(1,729)	-	(5,187)	-
Exchange gain		-	5,295	-

Income(loss) before tax	(5,584)	(5,228)	(129,539)	(135,470)

Income tax expense	-	-	-	-

Net loss from continuing operations;	(5,584)	(5,228)	(129,539)	(135,470)
Net income from discontinued operations	-	(16,769,790)	-	(16,929,732)
Net income(loss) for the period	(5,584)	(16,775,018)	(129,539)	(17,065,202)
Foreign currency translation adjustment	7,486	105,964	8,427	241,409
Comprehensive income(loss)	1,902	(16,669,054)	(121,112)	(16,823,793)
Earnings Per Share (cents) – Basic and diluted	(0.00)	(4.49)	(0.00)	(4.57)

Weighted Average Shares Outstanding – Basic and diluted	373,793,578	373,793,578	373,793,578	373,793,578

The accompanying notes are an integral part of these consolidated financial statements

GRAND CHINA ENERGY GROUP LTD

(FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(STATED IN US DOLLARS)

	Nine months Ended 30 September
	2014 (restated)	2013
Cash flows from operating activities	$	$
Net income for the period –continuing and discontinued operations:	(129,539)	(17,065,202)
Items not involving cash:		-
Depreciation & amortization	7,710	1,077,460
Loss on retirement of fixed assets	-	1,699,609
Impairment loss	-	12,433,281
Interest expense	5,187	16,229
Changes in non-cash working capital:
Receivables	(107,348)	45,174
Prepaid expenses, deposit and other receivables	-	80,049
Accounts payable , accrued liabilities and income tax payables	462,451	2,563,799
Net cash used in operating activities	238,461	621,899
Cash flows from investing activities
Purchase of property, equipment and mine development costs	(238,461)	(725,777)
Net cash used in investing activities	(238,461)	(725,777)
Cash flows from financing activities

Increase (decrease) of term loan	-	102,211
Amounts advanced from a third part	-	121,380
Amounts advanced from a related party	-	(476,641)
Net cash used in financing activities	-	(253,050)
Increase/(decrease) in cash and cash equivalents	-	(359,928)
Effect of exchange rate changes on cash	(84)	(18,043)
Cash and cash equivalents – beginning of period	1,793	440,308
Cash and cash equivalents – end of period	1,709	65,337
Supplemental disclosure of cash flow information:
Income tax		59,914
Interest expense	-	-

The accompanying notes are an integral part of these consolidated financial statements

GRAND CHINA ENERGY GROUP LTD

(FORMERLY KNOWN AS “SGB INTERNATIONAL HOLDINGS INC.”)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIENCY)

AS AT SEPTEMBER 30, 2014

(STATED IN US DOLLARS)

	Common shares		Stocks to	Contributed	Additional Paid-in		Retained earnings (Accumulated	Accumulated other comprehensive	Total Stockholders’ equity
	Shares	Amount	be issued	surplus	capital	Reserve	Deficit)	income	(deficiency)
		$	$	$	$	$	$	$	$
Balance at December 31, 2012	373,793,578	9,138,544	-	100,000	-	650,182	7,527,909	565,982	17,982,617

Net loss for the year	-	-	-	-	-	-	(16,875,005)	-	(16,875,005)
Disposal of subsidiaries	-	-	-	-		(650,182)	-	-	(650,182)
Imputed interest	-	-	-	-	100,000	-	-	-	100,000
Currency translation	-	-	-	-	-	-	-	(599,762))	(599,762))
Balance at December 31, 2013	373,793,578	9,138,544	-	100,000	100,000	-	(9,347,096)	(33,780)	(42,332)

Net income for the period	-	-	-	-	-	-	(129,539)	-	(129,539)
Currency translation	-	-	-	-		-	-	8,427	8,427
Balance at September 30, 2014	373,793,578	9,138,544	-	100,000	100,000	-	(9,476,635)	(25,353)	(163,444)

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On October 3, 2013, we incorporated SGB Investment Limited, which is wholly owned subsidiary. The principal business of SGB Investment Limited is providing mining related consulting work for the coal mine in Fujian Province as well as engaging in coal trading activities in Fujian Province, People’s Republic of China.

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2014 and December 31, 2013, the Company had stockholders’ deficit of $163,444 and $42,332 respectively. As at September 30, 2014 and December 31, 2013, the Company had working capital deficiency of $394,195 and $42,332 respectively, and requires additional funds to maintain its operations. In view of the stockholder deficit and working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

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

On December 19, 2013, the Company sold its 100% equity interest in Dragon International and its wholly owned subsidiary Fujian Huilong to an independent third party at cash consideration of HKD 1,000,000 (approximately USD 129,000). The results for the disposed subsidiaries for the three and nine months ended September 30, 2013 are as follows:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	$	$
Revenue	1,724,690	7,008,929
Loss before tax	(16,753,906)	(16,868,818)
Income tax	(15,884)	(59,914)
Net loss from discontinued operations	(16,769,790)	(16,929,732)

4.	PROPERTY PLANT AND EQUIPMENT

		Accumulated,	Net Book
	Cost	depreciation	Value
	$	$	$
September 30, 2014
Motor Vehicles	238,461	7,710	230,751

5.	CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2014	2013
	$	$

Cash denominated in USD	-	-
Cash denominated in Canadian Dollars	1,709	1,793
Total	1,709	1,793

6.	RECEIVABLES

	September 30,	December 31,
	2014	2013
	$	$

Receivable from disposal of subsidiaries(ii)	128,683	129,509
Others (ii)	303,290	201,290

	431,973	330,799

Notes:

(i)	Unsecured, interest free and repayable on demand.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	September 30,	December 31,
	2014	2013
	$	$
Accounts payable	4,774	39,874
Staff costs / wage payable	28,249	29,626
Accrued liabilities	645,962	22,019
Other payable	58,490	194,853
	737,475	286,372

8.	AMOUNTS DUE TO A RELATED PARTY

	September 30,	December 31,
	2014	2013
	$	$
Amounts due to a related party	11,644	12,212

As at September 30, 2014 and December 31, 2013, the amounts are due to the Company’s related Party SGB C&C Investments. The amounts as at September 30, 2014 and December 31, 2013 are unsecured, non-interest bearing and due on demand.

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

11.	RELATED PARTY TRANSACTIONS

During the period ended September 30, 2014 and 2013, the Company engaged following related party transactions:

●	Accrued or paid $nil (September 30 2013: $Nil) in salaries and bonus to senior officers and directors of the Company;

As at June 30, 2014 and December 31,2013, following receivable and payable were outstanding:

●	Included in accounts payable and accrued liabilities, $Nil (December 31, 2013: $Nil) were payable to the senior officers and directors of the Company

●	Included in receivable, $3,253 was receivable (December 31, 2013: $Nil) from a senior officer and director of the Company.

12.	COMMITMENTS

As at September 30, 2014, the company doesn’t have any capital or operating commitments.

13.	RESTATEMENTS

In 2014, following the Company’s December 2013 sale of its equity interests in Dragon International Resources Group Co., Limited and Dragon’s wholly owned subsidiary, Fujian Huilong Coal Mine Co., Ltd, the Company commenced coal trading activities involving the purchase of coal in external markets for resale to the Company’s existing customers. In connection therewith, the Company signed sales and purchase contracts with customers and suppliers. However, the recognition of revenues and expenses by the Company related to these contracts was premature as the required performance obligations thereunder were not completed .Accordingly, the previously reported revenues, expenses and associated receivables and payables from these contracts have been reversed and the related financial statements have been restated to reflect same.

A reconciliation of the restated figures is presented as follows:

Income Statement

Three months ended September 30 2014

	Previously reported	adjustment	Restated
	$	$	$
Revenue	600,000	(600,000)	-
Cost of revenue	(447,869)	447,869	-
Gross Profit	152,131	(152,131)	-
Selling expenses	(82,431)	82,431	-
Depreciation and amortization	(3,855)	-	(3,855)
General and administrative	(66,550)	66,550	-
Total operating expenses	(152,836)	148,981	(3,855)
Net loss from operations	(705)	(3,150)	(3,855)

Interest expenses	(1,729)	-	(1,729)
Exchange gain	-	-	-

Income before income tax expenses	(2,434)	(3,150)	(5,584)

Income tax	(60,000)	60,000	-

Net income	(62,434)	56,850	(5,584)

Nine months ended September 30, 2014

	Previously reported	adjustment	Restated
	$	$	$
Revenue	1,707,000	(1,707,000)	-
Cost of revenue	(1,196,534)	1,196,534	-
Gross Profit	510,466	(510,466)	-
Selling expenses	(148,665)	148,665	-
Depreciation and amortization	(7,710)	-	-
General and administrative	(209,707)	87,770	(121,937)
Total operating expenses	(366,082)	236,435	(129,647)
Net income/(loss from operations	144,384	(274,031)	(129,647)

Interest expenses	(5,187)	-	(5,187)
Exchange gain	5,295	-	5,295

Income before income tax expenses	144,492	(274,031)	(129,539)

Income tax	(170,700)	170,700	-

Net income	(26,208)	(103,331)	(129,539)

Balance Sheet as at September 30 2014

	Previously stated	adjustments	restated
			$
ASSETS
Current Assets
Cash and cash equivalents	1,709	-	1,709
Receivables	935,363	(503,390)	431,973

Total Current Assets	937,072	(503,390)	433,682

Property, plant and equipment, net	230,751	-	230,751

Total Assets	1,167,823	(503,390)	664,433

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	966,834	(229,359)	737,475
Amounts due to a related party	11,644	-	11,644
Income tax payable	190,700	(170,700)	20,000
Loan payable – current	58,758	-	58,758

Total Current Liabilities	1,227,936	(400,059)	827,877

Total Liabilities	1,227,936	(400,059)	827,877

Stockholders’ Deficiency
Common stocks	9,138,544	-	9,138,544
Contributed surplus	100,000	-	100,000
Additional paid-in capital	100,000	-	100,000
Accumulated deficit	(9,373,304)	(103,331)	(9,476,635)
Accumulated other comprehensive income	(25,353)	-	(25,353
Total Stockholders’ Deficiency	(60,113)	(103,331)	(163,444)

Total Liabilities and Stockholders’ Deficiency	1,167,823	(503,390)	664,433

Cash flow statements for the nine months ended September 30 2014

	Previously reported	Adjustments	Restated
	$	$	$
Cash flows from operating activities
Net income for the period – continuing and discontinued operations:	(26,208)	(103,331)	(129,539)
Items not involving cash:
Depreciation & amortization	7,710		7,710
Loss on retirement of fixed assets	-		-
Impairment loss	-		-
Interest expense	5,187		5,187
Changes in non-cash working capital:
Receivables	(610,738)	503,390	(107,348)
Prepaid expenses, deposit and other receivables	-		-
Accounts payable , accrued liabilities and income tax payables	862,508	(400,057)	462,451
Net cash used in operating activities	238,459	2	238,461
Cash flows from investing activities
Purchase of property, equipment and mine development costs	(238,461)		(238,461)
Net cash used in investing activities	(238,461)		(238,461)
Cash flows from financing activities

Increase (decrease) of term loan	-		-
Amounts advanced from a third part	-		-
Amounts advanced from a related party	-		-
Net cash used in financing activities	-		-
Increase/(decrease) in cash and cash equivalents	(2)	2	-
Effect of exchange rate changes on cash	(82)	(2)	(84)
Cash and cash equivalents – beginning of period	1,793		1,793
Cash and cash equivalents – end of period	1,709		1,709
Supplemental disclosure of cash flow information:
Income tax
Interest expense	-		-

14.	COMPARATIVE FIGURE

As disclosed in note 3, the Company disposed Dragon International and Fujian Huilong on December 19, 2013, for comparative purposes, the Consolidated statement of operations for the three and six months ended September 30, 2013 was restated. A reconciliation of the restated figures is presented as follows

Three months ended September 30, 2013

	Previously reported	Discontinued adjustment	Restated
	$	$	$
Revenue	1,724,690	(1,724,690)	-
Cost of revenue	(1,597,902)	1,597,902	-
Gross Profit	126,788	(126,788)	-
Selling expenses	(13,515)	13,515	-
General and administrative	(676,515)	671,287	(5,228)
Depreciation and amortization	(40,397)	40,397	-
Total operating expenses	(730,427)	730,427	(5,228)
Net income from operations	(603,639)	603,639	(5,228)
Interest expense	(64,317)	64,317	-
Loss on non-collectible deposit for investment	(2,912,793)	2,912,793	-
Loss on disposal	(901,806)	901,806	-
Gain on debt waiver	239,903	239,903	-
Impairment loss	(12,516,482)	12,516,482	-
	(16,155,495)	16,155,495	-
Income before income tax expenses	(16,759,134)	16,753,906	(5,228)

Income tax	(15,884)	15,884	-

Net income	(16,775,018)	16,775,018	(5,228)

Nine months ended September 30, 2013

	Previously reported	Discontinued adjustment	Restated
	$	$	$
Revenue	7,008,929	(7,008,929)	-
Cost of revenue	(5,497,795)	5,497,795	-
Gross Profit	1,511,134	(1,511,134)	-
Selling expenses	(136,977)	136,336	(641)
General and administrative	(1,376,401)	1,241,572	(134,829)
Depreciation and amortization	(137,719)	137,719	-
Total operating expenses	(1,651,097)	1,515,627	(135,470)
Net income from operations	(139,963)	139,963	-
Interest expense	(65,177)	65,177	-
Loss on non-collectible deposit for investment	(2,895,758)	2,895,758	-
Loss on disposal	(1,699,609)	1,699,609	-
Gain on debt waiver	238,500	(238,500)	-
Impairment loss	(12,443,281)	12,443,281	-
	(16,865,325)	16,865,325	-
Income before income tax expenses	(17,005,288)	17,005,288	(135,470)

Income tax	(59,914)	59,914	-

Net income	(17,065,202)	17,065,202	(135,470

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

Results of Operations

For the three months ended September 30, 2014 compared with the three months ended September 30, 2013

Gross Revenues

The revenue for the three months ended September 30, 2014 and September 30, 2013 is nil respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2014 and three months ended September 30, 2013 is $3,855 and $5,228 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of the business.

Net Loss

Net Loss for the three months ended September 30, 2014 and three months ended September 30, 2013 is $5,584 and $16,775,018 respectively

For the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

Gross Revenues

The revenue for the nine months ended September 30, 2014 and September 30, 2013 is nil respectively.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 and nine months ended September 30, 2013 is $129,647 and $135,470 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of the business.

Net Loss

Net Loss for the nine months ended September 30, 2014 and nine months ended September 30, 2013 is $129,539 and $17,065,202 respectively

Liquidity and Capital Resources

At September 30, 2014, we had working capital of ($394,195) consisting of cash on hand of $1,709 as compared to working capital of ($42,332) consisting of cash on hand of $1,793 at December 31, 2013.

Net cash used in operating activities for the nine months ended September 30, 2014 was $238,461 as compared to net cash used in operating activities of $621,899 for the nine months ended September 30, 2013

Net cash provided by (used in) investing activities for the nine months ended September 30, 2014 was ($238,461) as compared to net cash used in investing activities ($725,777) for the nine months ended September 30, 2013

Net cash provided by (used in) financing activities for the nine months ended September 30, 2014 was nil as compared to net cash used in financing activities ($253,050) for the nine months ended September 30, 2013

We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAND CHINA ENERGY GROUP LIMITED
(Registrant)

Date: June 24, 2015	By:	/s/ Shibi Chen
	Name:	Shibi Chen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: June 24, 2015	By:	/s/ Peifeng Huang
	Name:	Peifeng Huang
	Title:	Chief Financial Officer
(Principal Financial Officer)

