Form 10-K
period 2014-12-31
Grand China Energy Group Ltd
filed 2015-07-06
CIK 1408956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-53490

GRAND CHINA ENERGY GROUP LIMITED

(Exact name of registrant as specified in its charter)

British Columbia	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Room 1601, 16/F, China Taiping Tower Phase II,

8 Sunning Road, Causeway Bay

Hong Kong

(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: 852.3691.8831

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
N/A	N/A

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

173,118,558 shares of common stock at a price of $0.01 per share for an aggregate market value of approximately $1,731,186.

The aggregate market value of the voting stock held by non-affiliates is computed by reference to the $0.01 closing price of registrant’s common stock on June 30, 2014.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 373,793,578 shares of common stock are issued and outstanding as of June 30, 2015.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this report. Examples of forward-looking statements made in this annual report include statements pertaining to, among other things:

●	our future development programs and results;
●	our future capital expenditures;
●	our financial and operating performance;
●	operating expenditures; and
●	governmental regulation of mining operations.

The material assumptions supporting these forward-looking statements include, among other things:

●	our ability to obtain any necessary financing on acceptable terms, if and when needed;
●	retention of skilled personnel;
●	current exchange rate and interest rates; and
●	general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

●	statements respecting anticipated business activities;
●	corporate strategies;
●	political and regulatory risks associated with mining development and exploration; and
●	the risks in the section entitled “Risk Factors”.

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

As used in this report, the terms “we”, “us”, and “ our” refer to Grand China Energy Group Limited.

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

Our goal originally was to provide management services to schools in the international education industry based on the principles of improving their administrative, operational, marketing, sales and human resources functions; building links with other schools worldwide to foster student exchange; and repositioning the schools to concentrate their curriculum to prepare students for one of the three major English proficiency tests. We searched for a school as the initial client but were not successful in finding any such school. Since we had incurred losses since November 6, 1997, in March 2009, our board of directors decided to explore the possibility of adopting a different business plan to protect our shareholders’ value.

On April 12, 2011, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Dragon International Resources Group Co., Limited, its shareholders and Fujian Huilong Coal Mine Co., Ltd. (formerly known as YongdingShangzhai Coal Mine Co., Ltd.) and as a result of the closing of this agreement on May 11, 2011, we adopted the business of Fujian Huilong Coal Mine Co., Ltd. and abandoned our prior business. Pursuant to the Share Exchange Agreement, we acquired 100% of the issued and outstanding capital stock of Dragon International Resources Group Co. in exchange for an aggregate of 220,522,000 shares of our common stock, which constituted 90% of our issued and outstanding common stock on a fully-diluted basis as of and immediately after the consummation of the Share Exchange Agreement. On December 19, 2013, we sold our 100% equity interest in Dragon International Resources Group Co and its wholly owned subsidiary Fujian Huilong Coal Mine Co., Ltd to an independent third party for cash consideration of HKD 1,000,000 (approximately USD $129,000) because we believed that the existing mine plant, property, and equipment had deteriorated and the mine was not providing coal of required quantity or quality.

On October 3, 2013, we incorporated, SGB Investment Limited, which is a wholly owned subsidiary. The principal business of SGB Investment Limited is providing mining related consulting work for coal mines in Fujian Province, People’s Republic of China. The areas of business SGB Investment Limited also include assisting other mining operations to set up sales chain management systems as well as providing advisory services for mining exploration management.

During 2014, we conducted no consulting activities related to the mines in Fujian Province, choosing instead to devote our resources to engaging in extensive due diligence on coal mining properties elsewhere in China and in Uzbekistan and Kyrgyzstan. Such diligence included numerous site visits and meetings with mine owners. We continue to search for potential coal mining entities, properties and assets for acquisition.

Effective August 6, 2014, we changed our name from “SGB International Holdings Inc.” to “Grand China Energy Group Limited.”

Our Business

Since December 19, 2013, our principal business has been to provide mining related consulting work for coal mines in Fujian Province, assist other mining operations to set up sales chain management systems to provide mining exploration advisory services and to search for potential acquisition candidates involving mining entities and properties.

We are targeting acquisition candidates both in China and internationally. The Chinese government has set a firm target to develop western China’s economy as a large number of roads and railways have been built to increase the infrastructure for the region. We see this as a huge potential for us. All infrastructure works require large amounts of electricity and steel, and steam coal and coking coal demand for the region will be significantly increased. Due to the low coal price since 2014, several quality coal mine opportunities from the west side of China and central Asia Region have become available.

Due to the low coal market price, the Fujian coal markets have suffered. A large number of local mining sites have laid off mining contractors and reduced their daily hours of operation. SGB Investment Limited reduced its consulting activates due to that fact, and has principally devoted its resources to spending more time on studying, developing and planning for other mining deposits which are near Shanxi Province, Xinjiang Province and in central Asian countries such as Kyrgyzstan and Uzbekistan.

Together with external advisors, we have engaged in geological data and mining site visits and have performed feasibility studies on four potential acquisition targets, two of which are located in China, one from Shanxi Province, and the other in the Xinjiang Province. Two potential foreign projects are located in Kyrgyzstan and Uzbekistan. No assurance can be given that we will successfully complete an acquisition or that we will be able to do so on beneficial terms.

Our mining team has finished its Xinjiang coal market study with the assistance of independent mining consultants. The study analyzed in excess of 20 coal customers in the Xinjiang province. The study confirms our belief that a significant supply gap for premium coal exists in the Xinjiang region, leading to the potential for a far more positive market dynamic in Xinjiang than the current outlook for seaborne coking coals.

We did not engage in any direct mining or coal trading activities during 2014.

Research and Development

We had no research and development expenses in 2013 and in 2014. We currently have no plans for any research and development activities and do not anticipate any material research and development costs.

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

Mining activities in the PRC are also subject to the People’s Republic of China Mineral Resources Law (“Mineral Resources Law”), promulgated by the PRC Government on March 19, 1986 and amended on August 29, 1996. The Mineral Resources Law regulates matters relating to the planning or engaging in the exploration, exploitation and mining of mineral resources. According to the Mineral Resources Law all mineral resources, including coal, are owned by the state. Except under limited circumstances, any enterprise planning to engage in the exploration, exploitation and mining of mineral resources must first apply for and obtain exploration rights and mining rights before commencing the relevant activities. The Mineral Resources Law prohibits the transfer of exploration and exploitation rights in general unless the transfer falls within certain specified circumstances. Our management believes that we are in compliance with the Mineral Resources Law in this respect because we have applied for and obtained the requisite mining and coal production permits.

We are principally subject to governmental supervision and regulation by the following agencies of the PRC Government:

●	the State Council, which is the highest level of the executive branch, is responsible for the examination and approval of major investment projects specified in the 2004 Catalogue of Investment Projects released by the PRC Government;
●	the National Development and Reform Commission, which formulates and implements major policies concerning China’s economic and social development, examines and approves investment projects exceeding certain capital expenditure amounts or in specified industry sectors, including examination and approval of foreign investment projects, oversees reform of state-owned enterprises and formulates industrial policies and investment guidelines for the natural resource industries, such as coal production. In addition, the NDRC administers coal export activities and export quotas jointly with the Ministry of Commerce. The NDRC is also responsible for the evaluation and implementation of the price-linking mechanism between the prices of coal and power;
●	the Ministry of Commerce of China (“MOFCOM”) and/or its local counterpart, which regulates foreign investment in China, such as review and approval of foreign invested companies in China and mergers and acquisitions of Chinese domestic enterprises by foreign investors;
●	the Ministry of Land and Resources of China (“MLR”) and/or its local counterpart, which has the authority to grant land use licenses and mining right permits, approves transfer and lease of mining rights, and reviews mining rights premium and reserve valuation;
●	the State Administration of Coal Mine Safety (“SACMS”) and/or its local counterpart, which is responsible for the implementation and supervision of the relevant safety laws and regulations applicable to coal mines and coal mining operations;
●	the Ministry of Environmental Protection of China (“MEP”) and/or its local counterpart, which supervises and controls environmental protection and monitors China’s environmental system;
●	the Ministry of Construction of China (“MOC”) and/or its local counterpart, which is responsible for the management of survey and design of construction projects, including but not limited to the survey and design of coal mines;
●	the National and State Tax Bureaus and/or their local counterparts, which are responsible for the federal and local income, VAT and other taxes;
●	the State Administration of Foreign Exchange of China (“SAFE”) and/or its local counterpart, which is responsible for the convertibility of RMB into foreign currencies, registration of foreign debt or loans of Chinese companies and, in certain cases, the remittance of currency out of the PRC, such as repayment of bank loans or dividends denominated in foreign currencies; and
●	the State Administration for Industry and Commerce of China (“SAIC”) and/or its local counterpart, which is responsible for review and approval of establishment of domestic and foreign invested companies in China and issuance of their business licenses.

The following is a brief summary of the principal laws, regulations, policies and administrative directives to which we are subject with respect to our existing and proposed operations in China.

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

The following is a brief summary of the principal law and regulations that apply to FIEs.

Corporate Laws and Industry Catalogue Relating to Foreign Investment

The establishment, operation and management of corporate entities in China generally are governed by the Company Law of the PRC, or the Company Law, effective in 1994, as amended in 1999, 2004, 2005, respectively. The investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, which was promulgated and is amended from time to time by MOFOM and the National Development and Reform Commission, or the NDRC. The Catalogue divides industries into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalogue are generally open to foreign investment unless specifically restricted by other PRC regulations.

Regulations of Taxation

On March 16, 2007, the Chinese government enacted the new Enterprise Income Tax Law, or the New EIT Law, and promulgated the New EIT Law Implementation Regulations. Both the New EIT Law and the New EIT Law Implementation Regulations became effective on January 1, 2008. Under the New EIT Law and the New EIT Law Implementation Regulations, foreign invested enterprises incorporated in the PRC, a uniform income tax rate of 25%.

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

Article 3 of Mineral Resources Law of the People’s Republic of China provides that mineral resources belong to the State. The right of State ownership in mineral resources is exercised by the State Council. State ownership of mineral resources, either near the earth's surface or underground, shall not change with the alteration of ownership or right to the use of the land which the mineral resources are attached to.

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

Article 5 of Mineral Resources Law of the People’s Republic of China provides that the State practices a system wherein the exploration right and mining right shall be obtained with compensation; however, the State may, in light of specific conditions, prescribe reduction of or exemption from the compensation for acquiring the exploration right and mining right. Specific measures and implementation procedures shall be formulated by the State Council.

Anyone who mines mineral resources must pay resource tax and resource compensation in accordance with relevant regulations of the State.

Article 15 of Mineral Resources Law of the People’s Republic of China provides that anyone who wishes to establish a mining enterprise must meet the qualifications prescribed by the State, and the department in charge of examination and approval shall, in accordance with law and relevant State regulations examine the enterprise's mining area, its mining design or mining plan, production and technological conditions and safety and environmental protection measures. Only those that pass the examination shall be granted approval.

Article 4 of Regulations for Implementation of the Mineral Resources Law of the People’s Republic of China provides that the exploration and exploitation of the mineral resources within the territory of the People's Republic of China and other sea areas under its jurisdiction must abide by the Mineral Resources Law of the People's Republic of China (hereinafter referred to as the Mineral Resources Law) and these Regulations.

Article 7 of Regulations for Implementation of the Mineral Resources Law of the People’s Republic of China provides that the state allows foreign companies, enterprises and other economic organizations as well as individuals to invest in exploration and exploitation of the mineral resources within the territory of the People's Republic of China and other sea areas under its jurisdiction pursuant to the relevant laws and regulations of the People's Republic of China.

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

Employees

As of December 31, 2014, we had approximately 20 employees including our President, Chief Executive Officer and Chief Financial Officer and mining support team. We have not experienced a work stoppage. Management believes that our relations with our employees are good. We do not have insurance for industry-related accidents.

ITEM 1A. RISK FACTORS

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

Risks Related to Our Company

Our management team does not have U.S. public company experience and it could adversely impact our ability to comply with the reporting requirements of the securities laws.

Our management team has no U.S. public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Currently, all of our directors do not have experience with public companies. Accordingly, our senior management collectively has limited experience with the responsibilities related to managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a public company would be in jeopardy in which event you could lose your entire investment in our company.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal control over our financial reporting is not effective. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

Because Wei Gu, Quan Gu and Chang Gu, control a large percentage of our common shares, they have the ability to influence matters affecting our shareholders.

Mr. Wei Gu, Quan Gu and Chang Gu each beneficially own approximately 21.22% of our issued and outstanding common shares. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors and the acquisition or disposition of our assets. Because they control such shares, our shareholders will find it difficult to replace our management if they disagree with the way our business is being operated.

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

Although our common shares are currently available for quotation on the OTCQB Market, relatively few of our shares have been purchased or sold on that market. Even when a more active market is established, trading through the OTCQB Market is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common shares could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common shares, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Executive Offices

Our principal place of business is located at Room 1601, 16/F, China Taiping Tower Phase II, 8 Sunning Road, Causeway Bay, Hong Kong. We pay a monthly rent of RMB20,000 for office space of approximately 400 square feet. The lease which lasts for one year, expires on July 2015.

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

Not applicable.

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

Quarter End	Bid High	Bid Low
03/31/2015	$0.01	$0.00
12/31/2014	$0.01	$0.00
09/30/2014	$0.01	$0.00
06/30/2014	$0.01	$0.00
03/31/2014	$0.00	$0.00
12/31/2013	$0.00	$0.00
09/30/2013	$0.00	$0.00
06/30/2013	$0.00	$0.00
03/31/2013	$0.00	$0.00
12/31/2012	$0.00	$0.00
09/30/2012	$0.00	$0.00
06/30/2012	$0.00	$0.00
03/31/2012	$0.00	$0.00

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer Company 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119 (702) 361-3033.

Holders of Common Stock

As of June 30, 2015, there were 102 holders of record of our common stock. As of such date, 373,793,578 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During our fiscal year ended December 31, 2014, we did not sell any equity securities.

Securities authorized for issuance under equity compensation plans.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	N/A	Nil
Equity compensation plans not approved by security holders	Nil	N/A	Nil
Total	Nil	N/A	Nil

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

For the years ended December 31, 2014 and 2013

The following table sets forth the consolidated financial statements of the Company for the years ended December 31, 2014 and 2013.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
	$	$
Net sales	---	189,000
Cost of sales	---	100.000
Gross profit	---	89,000
Operating expenses	220,436	189,157
Net (loss) from continuing operations	(216,817)	(121,901)
Net (loss) from discontinued operations	(16,753,104)	---
Net (loss)	(16,875,005)	(216,817)

Net Sales

We had no revenues in 2014 compared to revenues from continuing operations of $189,000 in 2013, all of which were derived from consulting services for the coal mine operations in Fujian Province, China. Our services include sales chain management system advisory as well as advisory works for mining exploration management on other coal mines in Fujian Province.

SGB Investment Limited have reduced its trading and consulting activates due to that fact, and spending more time on studying, developing and planning for other mining deposits which are near Shanxi Province, Xinjiang Province and in central Asian countries such as Kyrgyzstan and Uzbekistan.

Cost of Sales

The cost of sales decreased from $100,000 in 2013 to $0 in 2014, principally due to the discontinued operations of Dragon international.

Gross Profit

In line with the discontinued operation, our gross profit decreased by $89,000 or 100% from $89,000 in 2013 to $0 in 2014.

Operating Expenses

Operating expenses increased by $31,279 or 16.5% from $189,157 in 2013 to $220,436 in 2014, due principally to the business trips on studying, developing and planning for other mining deposits which are near Shanxi Province, Xinjiang Province and in central Asian countries such as Kyrgyzstan, and Uzbekistan.

Net Income/Loss

We recorded a net loss from continuing operations for the year ended December 31, 2014, of $216,817 as compared to a net loss from continuing operations for the year ended December 31, 2013, of $121,901. The increase was attributable to the geological research and due diligence conducted by us in 2014. We recorded a net loss from discontinued operations involving Dragon International Resources Group Co., Limited and Fujian Huilong Coal Mine Co. Ltd. for the year ended December 31, 2013 of $16,753,104. As those operations were discontinued in December 2013, we recorded no losses from discontinued operations for the year ended December 31, 2014.

Impact of Inflation

Inflation had a minimal impact on our results of operations in 2014. The average inflation rate in China was at 2.06% in 2014 compared to an average inflation rate in China during of 2.51% in 2013. The Chinese government has carried out a series of financial and monetary policies to control the increasing inflation.

Liquidity and Capital Resources

Working Capital at December 31, 2014 and 2013

	2014	2013
Current Assets	$330,560	$332,592
Non-Current Assets	230,746	---
Total Assets	$561,306	$332,592

Current Liabilities	$802,261	$374,924
Non-Current Liabilities	---	---
Total Liabilities	$802,261	$374,924

Working Capital (Deficit)	$(471,701)	$(42,332)

Current assets decreased by $2,032 or 0.61% from $332,592 as at December 31, 2013 to $330,560 as at December 31, 2014, principally due to a decrease in cash and cash equivalents.

Current liabilities increased by $427,337 or 114,00% from $374,924 as at December 31, 2013 to $802,261 as at December 31, 2014, principally due to increases in accounts payable and accrued liabilities of $109,295 and amounts due to related parties of $316,199.

Taken as a whole, we experienced an increase in our working capital deficit of $429,369.

Cash Flows

For the years ended December 31, 2014 and 2013

	2013	2013
Net cash provided by operating activities	$(55,573)	$796,399
Net cash used in investing activities	$(260,626)	$(792,608)
Net cash provided by financing activities	$316,199	$(430,756)
Cash and cash equivalents at end of year	$1,646	$1,793

The net cash provided by operating activities decreased by $824,972 or 103.59% from $796,399 in 2013 to $(55,573) in 2014, due principally to a reduction in consulting activities.

Net cash used in investing activities increased by $531,982 or 67.12% from $(792,608) in 2013 to $(260,626) in 2014 due to the December 2013 sale of Dragon International.

Net cash generated by financing activities was $316,199 in 2014 as compared to net cash used in financing activities of $430,756 in 2013.

Our cash and cash equivalents as at December 31, 2014 decreased slightly by $147 from December 31, 2013 to December 31, 2014.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
GRAND CHINA ENERGY GROUP LTD.

We have audited the accompanying consolidated balance sheets of Grand China Energy Group Ltd. (formerly known as “SGB International Holdings Inc.”) and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the year ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2014, the Company had negative working capital and stockholders’ deficit of US$471,701 and US$240,955, respectively, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Parker Randall CF (H.K.) CPA Limited

PARKER RANDALL CF (H.K.) CPA LIMITED
Certified Public Accountants
Hong Kong
March 30, 2015

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2014 AND 2013

(STATED IN US DOLLARS)

		December 31	December 31
		2014	2013
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	4	1,646	1,793
Receivables	5	328,914	330,799
Total Current Assets		330,560	332,592

Non-current Assets
Property, plant and equipment	6	230,746	-
Total Non-current Assets		230,746	-

Total Assets		561,306	332,592

LIABILITIES AND STOCKHOLDERS DEFICIENCY
Current Liabilities
Account payable and accrued liabilities	7	395,667	286,372
Amounts due to related parties	8	328,411	12,212
Income tax payable	12	20,000	20,000
Loan payable – current	9	58,183	56,340
Total Current Liabilities and Total Liabilities		802,261	374,924

Stockholders Deficiency
Common stocks	10	9,138,544	9,138,544
Contributed surplus		100,000	100,000

Additional paid-in capital		100,000	100,000
Accumulated deficit		(9,563,913)	(9,347,096)
Accumulated other comprehensive loss		(15,586)	(33,780)
Total Stockholders Deficiency		(240,955)	(42,332)

Total Liabilities and Stockholders Deficiency		561,306	332,592

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(STATED IN US DOLLARS)

	Year ended 31 December
	2014	2013
	$	$
Revenue, net of sales tax	-	189,000
Cost of revenue	-	(100,000)
Gross profit	-	89,000
Depreciation & amortization	(29,880)	-
General and administrative	(190,556)	(189,157)

Total operating expenses	(220,436)	(189,157)
Net loss from operations	(220,436)	(100,157)
Other items:
Exchange gain	10,374	-
Interest expense	(6,755)	(1,744)
Loss before tax	(216,817)	(101,901)

Income tax expense	-	(20,000)

Net loss from continuing operations;	(216,817)	(121,901)
Net (loss)/income from discontinued operations	-	(16,753,104)
Net loss for the period	(216,817)	(16,875,005)
Foreign currency translation adjustment	18,194	(599,762)
Comprehensive (loss)/income	(198,623)	(17,474,767)
(Loss)/earnings Per Share (cents) – Basic and diluted	(0.00)	(0.05)

Weighted Average Shares Outstanding – Basic and diluted	373,793,578	373,793,578

The accompanying notes are an integral part of these consolidated financial statements

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(STATED IN US DOLLARS)

	Year Ended 31 December
	2014	2013
Cash flows from operating activities	$	$
Net loss for the period – continuing and discontinued operations:	(216,817)	(16,875,005)
Items not involving cash:
Depreciation & amortization	29,880	1,084,022
Impairment loss on fixed assets	-	12,496,003
Loss on retirement of fixed assets	-	1,821,097
Imputed cost	-	100,000
Interest accretion	-	16,297
Interest expense	6,755	63,977
Other non-cash item from discontinued operations	-	(223,635)
Gain on disposal of subsidiaries	-	(321,695)
Changes in non-cash working capital:
Receivables	(10,478)	(8,053)
Prepaid expenses, deposit and other receivables	-	84,877
Accounts payable , accrued liabilities and income tax payables	135,087	2,558,514
Deferred revenue	-	-
Net cash (used in) provided by operating activities	(55,573)	796,399
Cash flows from investing activities

Net cash outflow from disposal of subsidiaries	-	(63,756)
Purchase of property, equipment and mine development costs	(260,626)	(728,852)
Net cash used in investing activities	(260,626)	(792,608)
Cash flows from financing activities
Increase (decrease) of term loan	-	(430,756)

Amounts due to a related party	316,199	-
Net cash (used in) provided by financing activities	316,199	(430,756)
Increase/(decrease) in cash and cash equivalents	-	(426,965)
Effect of exchange rate changes on cash	(147)	(11,550)
Cash and cash equivalents – beginning of year	1,793	440,308
Cash and cash equivalents – end of year	1,646	1,793
Supplemental disclosure of cash flow information:
Income taxes paid	-	60,169
Interest expense paid	-	1,744

The accompanying notes are an integral part of these consolidated financial statements

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIENCY)

AS AT DECEMBER 31, 2014

(STATED IN US DOLLARS)

	Common shares		Stocks to be	Contributed	Additional Paid-in		Retained earnings (Accumulated	Accumulated other comprehensive	Total Stockholders’ equity
	Shares	Amount	issued	surplus	capital	Reserve	Deficit)	income	(deficiency)
		$	$	$	$	$	$	$	$
Balance at December 31, 2012	373,793,578	9,138,544	-	100,000	-	650,182	7,527,909	565,982	17,982,617
Net loss for the period	-	-	-	-	-	-	(16,875,005)	-	(16,875,005)
Disposal of subsidiaries	-	-	-	-	-	(650,182)	-	-	(650,182)
Imputed cost	-	-	-	-	100,000	-	-	-	100,000
Currency translation	-	-	-	-	-	-	-	(599,762)	(599,762)
Balance at December 31, 2013	373,793,578	9,138,544	-	100,000	100,000	-	(9,347,096)	(33,780)	(42,332)

Loss for the year	-	-	-	-		-	(216,817)	-	(216,817)
Other comprehensive income for the year	-	-	-	-		-	-	18,194	18,194
Balance at December 31, 2014	373,793,578	9,138,544	-	100,000	100,000	-	(9,563,913)	(15,586)	(240,955)

The accompanying notes are an integral part of these consolidated financial statements

1       ORGANIZATION AND PRINCIPAL ACTIVITIES

Grand China Energy Group Ltd. (formerly known as “SGB International Holdings Inc.”) (“Grand China”,“SGB” or the “Company”) was incorporated in British Columbia, Canada on November 6, 1997. Through its subsidiary, the Company is engaged in coal business.

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

Prior to the above noted RTO, and on February 21, 2011, pursuant to a share transfer agreement, Dragon International completed the acquisition of Fujian Huilong Coal Mine Co., Ltd. (“Fujian Huilong”) (formerly known as Yongding Shangzhai Coal Mine Co., Ltd.), a People’s Republic of China corporation and was incorporated on August 4, 2005. Upon the completion of the acquisition, Fujian Huilong became the wholly-owned subsidiary of Dragon International and the control in substance was not changed. For accounting purposes, the acquisition has been accounted for using the continuity of interest method, which recognizes Fujian Huilong as the successor. The net assets of Dragon International prior to the acquisition has been accounted as recapitalization as at the date of acquisition.

On October 3, 2013, we incorporated, SGB Investment Limited, which is a wholly owned subsidiary. The principal business of SGB Investment Limited is providing mining related consulting work for the coalmine in Fujian Province as well as engaging in coal trading activities in Fujian Province, People’s Republic of China. The areas of business including assist other mining operation setting up sales chain management system as well as advisory works for mining exploration management.

On December 19, 2013, the Company disposed Dragon International and Fujian Huilong.(See note 3)

On August 12, 2014, the Company changed its name from SGB International Holdings Inc. to Grand China Energy Group Ltd.

The Company and its subsidiaries are considered to be operating in one segment based on its organizational structure and strategic decision making method.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2014 and December 31, 2013, the Company had working capital deficiency of $471,701 and $42,332, respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital.

1       ORGANIZATION AND PRINCIPAL ACTIVITIES (Continued)

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

SGB Investment Limited, a British Virgin Islands Corporation incorporated on October 3, 2013.

Dragon International, a Hong Kong corporation incorporated on October 5, 2010 which was disposed on December 19, 2013.(See note3).

Fujian Huilong, a People’s Republic of China corporation incorporated on August 4, 2005 which was disposed on December 19, 2013(See note3).

All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign currency translation

The Company’s functional currency and presentation currency is Canadian dollars (“CAD”) and U.S. dollars, respectively. The Company’s subsidiaries’ functional currencies are Hong Kong dollars (“HKD”) and Chinese RMB (“RMB”) for SGB Investment Limited.

2       SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Foreign currency translation( Continued)

Transactions in a currency other than the functional currency (“foreign currency”) are measured in the respective functional currencies of the Company and its subsidiaries and are recorded on initial recognition in the functional currencies at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of operations and comprehensive loss.

Assets and liabilities of the Company and its subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income loss in the statements of stockholders deficiency.

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

As at December 31, 2014 and 2013, the Company carried no inventories.

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

2       SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Property, equipment and mine development costs (Continued)

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

Asset Retirement Obligation

Minimum standards for mine reclamation have been established by various regulatory agencies and dictate the reclamation requirements at the Company's operations. The Company's asset retirement obligations consist principally of costs to reclaim acreage disturbed at surface operations and estimated costs to reclaim support acreage and perform other related functions at underground mines. The Company records these reclamation obligations at fair value in the period in which the legal obligation

2       SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Asset Retirement Obligation (Continued)

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

2       SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Earnings per share

Basic earnings per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC Topic 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As at December 31, 2014 and 2013, the basic earnings per share is equal to diluted earnings per share as there were no dilutive instruments outstanding as at December 31, 2014 and 2013.

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

Cost of revenue

Cost of revenue for the year ended December 31, 2013 consists primarily of the market price for the service rendered. There is no Cost of revenue for the year ended December 31, 2014.

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

2       SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Fair value of financial instruments (Continued)

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

For the years ended December 31, 2014 and 2013, the fair value of cash and cash equivalents was measured using Level one inputs.

The book values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and amounts due to a related party approximate their respective fair values due to the short-term nature of these instruments. Items identified are measured at fair value on a recurring basis.

There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2014 and 2013.

Segment information

Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker whose members are responsible for allocating resources and assessing performance of the operating segments.

Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line

2     SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (Continued)

items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012.The adoption of this pronouncement doesn’t have a material effect on the Company's consolidated financial position or results of operations.

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

Results of the discontinued operations are summarized as follows:

2013
$
Revenue	7,038,626
Loss before tax	(17,014,630)
Gain on disposal	321,695
Income tax	(60,169)
Net loss from discontinued operations	(16,753,104)

Assets and liabilities of the discontinued operation as of the disposal date were summarized as follows:

$
Cash and cash equivalents	63,757
Receivables	1,424,383
Property, Plant, equipment and mining rights	1,201,195

Assets of discontinued operations	2,689,335

Payables	863,510
Asset retirement obligation	414,293

Liabilities of discontinued operations	1,277,803

Net assets of discontinued operations	1,411,532

3     DISCONTINUED OPERATIONS (Continued)

Reconciliation of gain on disposal is as follows:

$
Fair value of consideration	129,509
Less: carry amount of net asset at date of disposal	1,411,532
Add: reclassification from reserve and other comprehensive income to profit and loss	1,603,718
Gain on disposal	321,695

4      RECEIVABLES

	December 31,	December 31,
	2014	2013
	$	$

Receivable from disposal of subsidiaries	128,914	129,509
Others (ii)	200,000	201,290

	328,914	330,799

Notes:

(i)	The Company does not hold any collateral over these balances. The average age of these receivable are more than one year but less than two years.

(ii)	Unsecured, interest free and repayable on demand.

5       PROPERTY, EQUIPMENT AND MINE DEVELOPMENT COSTS

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
December 31, 2014
Motor vehicles	260,626	29,880	230,746

Total	260,626	29,880	230,746

December 31, 2013
Motor vehicles	-	-	-

Total	-	-	-

During the year ended December 31, 2014 and 2013, the Company charged amortization and depreciation expenses of $29,880 and $nil to the general Administrative, respectively.

The property, equipment and mine development costs were the assets of Dragon International and Fujian Huilong. On December 19, 2013, the Company disposed its subsidiaries Dragon International and Fujian Huilong and no property, equipment and mine developments were included in the consolidated balance sheets as at December 31 2013.

6      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	December 31,	December 31,
	2014	2013
	$	$
Accounts payable	8,893	39,874
Staff costs / wage payable	27,196	29,626
Accrued liabilities	168,674	22,019
Advances	177,678	193,558
Other payable	13,226	1,295
	395,667	286,372

7     AMOUNTS DUE TO RELATED PARTIES

	December 31,	December 31,
	2014	2013
	$	$
Amounts due to SGB C&C Investment	11,210	12,212
Amounts due to a director - Gu Chang	317,201	-
	328,411	12,212

8     LOAN PAYABLE

The following is a summary of term loan:

	December 31, 2014	December 31, 2013
	$	$

Interest bearing loan at 15% per annum, unsecured and due on demand	58,183	56,340

Total	58,183	56,340

During the years ended December 31, 2014 and 2013, the Company accrued or paid interest expense of $6,755and $1,744 in connection with the term loan, respectively.

As of December 31, 2014, the weighted average interest rate on short-term obligations outstanding is 15% (2013: 15%)

9     STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value

Unlimited number of preferred shares without par value

Issued and outstanding

As at December 31, 2014 and 2013, 373,793,578 common stocks issued and outstanding which were derived from the following transactions:

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

10     RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014 and 2013, the Company engaged following related party transactions:

●	Accrued or paid $ nil (December 31, 2013: $nil) in salaries and bonus to senior officers and directors of the Company;

As at December 31, 2014 and December 31, 2013, following receivable and payable were outstanding:

●	Included in accounts payable and accrued liabilities, $317,201 (December 31, 2013: $nil) were payable to the senior officers and directors of the Company

●	Included in receivable, $nil was receivable (December 31, 2013: $nil) from a senior officer and director of the Company.

Also see note 8.

11     INCOME TAX

Grand China and its subsidiaries are subject to income tax laws in their respective tax jurisdictions, which are the same as their respective place of incorporation.

Income tax expenses represents the current tax expenses.

A reconciliation of the income tax expenses is as follows:

	2014	2013
	$	$
(Loss)/income before income taxes	(216,817)	(101,901)
Expected income tax (credits)expenses	(56,372)	(26,494)

Adjustments resulting from:
Non-deductible items	-	125,018
Change in estimates	-	-
Rate differences in other jurisdictions	38,969	(12,640)
Changes in enacted rates	-	-
Other	4,674	-
Change in valuation allowance	12,729	(65,884)
	-	20,000

Deferred taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred tax assets (liabilities) are as follows:

	2014	2013
	$	$
Deferred tax assets(liabilities):
Operating tax losses carried forward	345,445	358,171
Equipment	-	-
	345,445	358,171
Valuation allowance	(345,445)	(358,171)
	-	-

As at December 31, 2014, the Company had available for deduction against future taxable income in Canada non-capital losses of approximately $1,328,636. These losses, if unutilized, have expiration year until 2034.

During the years ended December 31, 2014 and 2013 and to the current date, the Company had not received any tax re-assessment from the federal and regional governmental authorities.

12     COMMITMENTS

As at December 31, 2014, the company doesn’t have any capital or operating commitments.

13    SEGMENT INFORMATION

Since the Company disposed its subsidiaries on December 19, 2013 as disclosed in note 4, the company reassessed its operations and considers the Company had one single operating segment and one georgraphical segment at December 31, 2013.

The Company derives its revenues from a few key customers. The customers from which more than 10% of total revenue has been derived and the percentage of total revenue from those customers is summarized as follows:

	2014	2013
	$	$

Customer A	-	200,000

Percentage of total revenue	-	100%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), and Rule 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as defined in Rule 13(a)-15(f) and Rule 15d-15(f) as of December 31, 2014. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to material weaknesses in our internal control over financial reporting as follows:

●	lack of segregation of duties; and

●	inadequate security.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Shibi Chen	President, Chief Executive Officer and Director	54	July 8, 2013
Peifeng Huang	Chief Financial Officer and Secretary	36
Wensi Lin	Director	62	September 23, 2013
Vincent Xu	Director	30	March 20, 2014
Baozhu Feng	Director	25	March 20, 2014
Quan Gu	Director	39	April 20, 2014
Wei Gu	Director	47	April 20, 2014
Chang Gu	Director	45	April 20, 2014
Sheng Liu	Director	48	December 24, 2014
Peide Wang	Director	38	December 24, 2014
Changwei Zhao	Director	48	December 24, 2014

Family Relationships

There are no family relationships between any director or executive officer except that Messrs. Quan Gu, Wei Gu, and Chang Gu are brothers.

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

Mr. Huang served as a director from May 11, 2011 until April 20, 2014.  Mr. Huang has been our Chief Financial Officer and Corporate Secretary since May 7, 2013. We believe Mr. Huang is qualified to serve on our board of directors because of his knowledge of our current operations in addition to his education and business experiences described above.

Wensi Lin

Mr. Lin has been our director since September 23, 2013. He serves as an independent member of our Board. Mr. Lin has approximately 30 years of working experience in coal mine operation and management. He joined the Company in December 2005 as deputy technical manager.

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

Quan Gu

Mr. Quan Gu, 39 years old, graduated from National University of Kyrhyz Republic major in international business. Mr. Gu has focused on mining advisory and exploration since 2004. He served as project management director at Xinjing Zhonghai Mining Company Limited and currently as an executive director and founding member of Beijing Shuntianying Project Management Co. Ltd. Mr. Gu has extensive experience in mining industry and strong networking in the industry.

Wei Gu

Mr. Wei Gu, 47 years old, graduated from Xian Institute of Physical Education in sports medicine. Mr. Gu has focused on marketing and human resources development since 1995. He served as the human resources director at Beijing Zhonghai Ziguang Co. Limited and currently serves as the senior project manager in Beijing Shuntianing Project Manage Co. Ltd.

Chang Gu

Chang Gu, 45 years old, graduated from Xinjing Normal University in Bachelor of Education. Mr. Gu has focused on marketing and human resources development since 1992. He served in Xinjiang Institute of Politics and Law from 1991 to 1994 and as senior project officer in charge of project schedule management and human resources management from 1994 to 2006. He is currently the executive director of Beijing Shuntianing Project Manage Co. Ltd.

Sheng Liu

Mr. Sheng Liu, 48 years old, graduated from Xian University in China, major in marketing. Mr. Liu has focused on marketing and advertising since 1988. He currently serves as the chairman of Yulin City Puda Technology Co. Ltd and the Vice Chairman for Yulin City Federation of industry and Commerce. Mr. Liu has extensive experience in project management and strong networks in both the business chamber and governments.

Peide Wang

Mr. Peide Wang, 38 years old, obtained his master’s degree from Beijing University, major in philosophy. Mr. Wang serves as the managing director for Beijing Shuntianying Management Co. Ltd. Mr. Wang has extensive experience in human resources management and strong government policy.

Changwei Zhao

Mr. Changwei Zhao, 48 years old, obtained his bachelor’s degree in Xian Medical University, major in medicine, and his master’s degree was granted by Southern Medical University, major in clinical cardiovascular. Mr. Zhao worked as a senior cardiologist in Peking University People’s Hospital until he joined Founder Group in 2006. He established and managed the PKU Medical Group since 2006 until March 2014. Mr. Zhao has extensive experience in the medical industry and strong management skills.

Term of Office

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

Shibi Chen	Not independent	Financially literate
Wensi Lin	Independent	Financially literate
Vincent Xu	Independent	Financially literate
Baozhu Feng	Independent	Financially literate
Quan Gu	Not Independent	Financially literate
Wei Gu	Not Independent	Financially literate
Chang Gu	Not Independent	Financially literate
Sheng Liu	Independent	Financially literate
Peide Wang	Not Independent	Financially literate
Changwei Zhao	Not Independent	Financially literate

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

●	our principal executive officer;

●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2014 that received compensation in excess of $100,000 in 2014; and

●	up to two additional individuals that received compensation in excess of $100,000 in 2014 for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended December 31, 2013 and 2014 are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peifeng Huang Chief Financial Officer and	2014	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Secretary	2013	16,917	NIL	NIL	NIL	NIL	NIL	NIL	16,917

Shibi Chen President, Chief Executive Officer and	2014	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL
Director	2013	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2014.

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

(1) Longwen Lin ceased to be director, Chief Executive Officer and President of the Company on July 8, 2013.

(2) Thomas Yeo ceased to be Chief Financial Officer and Corporate Secretary of the Company on May 7, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 30, 2015 certain information with respect to the beneficial ownership of our common shares by each stockholder known by us to be the beneficial owner of more than 5% of our common shares, by each of our directors, our named executive officers, and executive officers, and by our directors and executive officers as a group. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. This information does not necessarily indicate beneficial ownership for any other purpose.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class(1)

Shibi Chen Room 401, Suxi Building, Jiuyi-Nan Road, Longyan City, Fujian Province China	Common Shares	Nil		N/A

Peifeng Huang Jinhuai Middle Street, Hong Hua Yuan Block 1 Unit 907 Fengze District, Quanzhou City, Fujian Province PRC China 362300	Common Shares	Nil		N/A

Changwei Zhao Room 204, Building 6, No. 26, Zhugezhuang. Haidian District, Beijing City, China. 100020	Common Shares	Nil		N/A

Wensi Lin Room 401, Suxi Building, Jiuyi-Nan Road, Longyan City Fujian Province, China	Common Shares	Nil		N/A

Vincent Xu Room 33/C, Tower M7, No 9, Yuen Lung Road, Yuen Long, NT. Hong Kong SAR	Common Shares	Nil		N/A

Baozhu Feng NO.271 Zhen'an Road Chang'an Town Dongguan Guangdong China	Common Shares	Nil		N/A

WEI GU M 702 BLK 1 ZONE 2 YUE QUAN BAI LITIAN CUN SHAN NAN RD BEIJING, CHINA	Common Shares	79,309,174 18,300,000 61,009,174	Shares Direct Indirect(2)	21.22%

QUAN GU RM 702 BLK 1 ZONE 2 YUE QUAN BAI LITIAN CUN SHAN NAN RD BEIJING, CHINA	Common Shares	79,309,174 18,300,000 61,009,174	Shares Direct Indirect(2)	21.22%

CHANG GU RM 702 BLK 1 ZONE 2 YUE QUAN BAI LITIAN CUN SHAN NAN RD BEIJING, CHINA	Common Shares	79,309,174 18,300,000 61,009,174	Shares Direct Indirect(2)	21.22%

SHENG LIU NO 16 FUQIANG XIANG BAONING ROAD YUYANG DISTRICT YULIN CITY, SHANXI PROVINCE CHINA	Common Shares	38,715,901	Shares, Direct	10.36%

PEIDE WANG UNIT 502, BUILDING 1, NO 16 ZIJIN CHANGAN HAIDIAN DISTRICT BEIJING CITY, CHINA	Common Shares	45,648,054	Shares, Direct	12.21%

All directors and executive officers as a group (11 persons)	Common Shares	322,291,477		86.22%

1 Percentage of ownership is based on 373,793,578 shares of our common shares issued and outstanding as of June 30, 2015. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common shares subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2 Includes approximately 7,333,333 shares owned through JM Capital Limited, a Hong Kong corporation, 36,386,130 shares owned through Inter Dynamic Worldwide Limited, a British Virgin Islands corporation, and 17,289,710 shares owned through Grand China Energy Group Limited, a British Virgin Islands corporation.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Since January 1, 2014, there have been no transactions and there are no currently proposed transactions, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Director Independence

We currently act with ten directors consisting of Shibi Chen, Peifeng Huang, Vincent Xu, Baozhu Feng, Quan Gu, Wei Gu, Chang Gu, Sheng Liu Peide Wang and Changwei Zhao. Our common shares are eligible for quotation on the OTCQB Market operated by OTC Markets Group Inc., which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation, was, at any time during the past three years, employed by the corporation or has a relationship with the Company which would interfere with the exercise of independent judgment on carrying out the responsibility of a director. Using this definition of independent director, Vincent Xu, Baozhu Feng, Wensi Chen and Changwei Zhao are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for the year ended December 31, 2014 and 2013 for professional services rendered by our independent registered accounting firm.

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Audit and Audit Related Fees	$38,710	$19,148
Tax Fees	-	-
All Other Fees	-	-
Total	$38,710	$19,148

Pre-Approval Policies and Procedures

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to our Registration Statement on Form SB-2 filed on August 7, 2007)
3.2	Notice of Alteration filed with the Ministry of Finance, BC Registry Services effective March 3, 2009 (incorporated by reference to an exhibit to our Current Report on Form 8-K filed on March 5, 2009)
3.3	Amended and Restated Articles of Incorporation of SGB International Holdings Inc. (incorporated by reference to our Current Report on Form 8-K filed on March 5, 2009)
3.4	Notice of Alteration and Certificate of Name Changed filed with the Ministry of Finance BC Registry Services effective August 6, 2014 (incorporated by reference to our Current Report on Form 8-K filed on August 12, 2014)
10.1	Form of stock option agreement (incorporated by reference to our Current Report on Form 8-K filed on January 21, 2011)
10.2	Loan agreements between Yongding Shangzhai Coal Mine Co., Ltd. and Mr. Longwen Lin (incorporated by reference to Amendment No. 2 of our Current Report on Form 8-K/A filed on September 13, 2011)
10.3	Loan agreements between Yongding Shangzhai Coal Mine Co., Ltd. and Mr. Longwen Lin (incorporated by reference to Amendment No. 3 of our Current Report on Form 8-K/A filed on October 24, 2011)
20.1	Notice of Annual and Special Meeting of Shareholders and Information Circular (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2013)
20.2	Form of Proxy (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2013)
20.3	Supplemental Mailing list form (incorporated by reference to our Current Report on Form 8-K filed on September 5, 2013)
21.1*	Subsidiaries of Registrant
21.2	Fujian Huilong Mining Co., Ltd. (formerly Yongding Shangzhai Coal Mine Co., Ltd.), a People’s Republic of China corporation
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand China Energy Group Limited

By:	/s/ Shibi Chen
Shibi Chen
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 6, 2015

By:	/s/ Peifeng Huang
Peifeng Huang
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: July 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shibi Chen
Shibi Chen
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: July 6, 2015

By:	/s/ Peifeng Huang
Peifeng Huang
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: July 6, 2015

By:	/s/ Vincent Xu
Vincent Xu
Director
Date: July 6, 2015

By:	/s/ Wensi Lin
Wensi Lin
Director
Date: July 6, 2015

By:	/s/ Baozhu Feng
Baozhu Feng
Director
Date: July 6, 2015

By:	/s/ Quan Gu
Quan Gu
Director
Date: July 6, 2015

By:	/s/ Wei Gu
Wei Gu
Director
Date: July 6, 2015

By:	/s/ Chang Gu
Chang Gu
Director
Date: July 6, 2015

By:	/s/ Sheng Liu
Sheng Liu
Director
Date: July 6, 2015

By:	/s/ Peide Wang
Peide Wang
Director
Date: July 6, 2015

By:	/s/ Changwei Zhao
Changwei Zhao
Director
Date: July 6, 2015

