Form 10-Q
period 2015-03-31
Grand China Energy Group Ltd
filed 2015-07-06
CIK 1408956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-53490

GRAND CHINA ENERGY GROUP LIMITED

(Exact Name of Registrant as Specified in its Charter)

BritishColumbia	N/A
(State of Incorporation)	(IRS Employer Identification No.)

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

There were 373,793,578 shares of common stock issued and outstanding as of July 6, 2015.

GRAND CHINA ENERGY GROUP LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2015 AND DECEMBER 31, 2014
(STATED IN US DOLLARS)

		March 31	December 31
		2015	2014
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	3	1,506	1,646
Receivables	4	323,208	328,914
Total Current Assets		324,714	330,560

Non-current Assets
Property, plant and equipment	5	219,018	230,746
Total Non-current Assets		219,018	230,746

Total Assets		543,732	561,306

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Account payable and accrued liabilities	6	374,014	395,667
Amounts due to related parties	7	329,220	328,411
Income tax payable		20,000	20,000
Loan payable – current	8	54,715	58,183

Total Current Liabilities and total liabilities		777,949	802,261

Stockholders’ Deficiency
Common stocks	9	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Additional paid-in capital		100,000	100,000
Accumulated deficit		(9,578,569)	(9,563,913)
Accumulated other comprehensive income		5,808	(15,586)
Total Stockholders’ Deficiency		(234,217)	(240,955)

Total Liabilities and Stockholders’ Deficiency		543,732	561,306

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
(STATED IN US DOLLARS)

	Three months ended 31 March
	2015	2014
	$	$
Revenue, net of sales tax	-	-
Cost of revenue	-	-
Gross profit	-	-
Selling expenses	-	-
General and administrative	(18,607)	(87,285)
Total operating expenses	(18,607)	(87,285)
Net loss from operations	(18,607)	(87,285)
Other items:
Interest expense	(1,548)	(1,729)
Exchange gain	5,499	4,108
Loss before tax	(14,656)	(84,906)

Income tax expense	-	-

Net loss for the period	(14,656)	(84,906)
Foreign currency translation adjustment	21,393	6,699
Comprehensive income(loss)	6,737	(78,207)
Earnings Per Share (cents) – Basic and diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and diluted	373,793,578	373,793,578

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)

	Three months Ended 31 March
	2015	2014
	$	$
Cash flows from operating activities
Net loss for the period	(14,656)	(84,906)
Items not involving cash:
Depreciation & amortization	11,728	-
Exchange gain	(5,499)	-
Interest expense	1,548	1,729
Changes in non-cash working capital:
Receivables	-	(4,149)
Prepaid expenses, deposit and other receivables
Accounts payable, accrued liabilities and income tax payables	-	87,326
Net cash used in operating activities	(6,879)	-
Cash flows from investing activities
Purchase of property, equipment and mine development costs	-	-
Net cash used in investing activities
Cash flows from financing activities
Amounts advanced from a related party	6,879	-
Net cash used in financing activities	-	-
Increase/(decrease) in cash and cash equivalents	-	-
Effect of exchange rate changes on cash	(140)	(65)
Cash and cash equivalents – beginning of period	1,646	1,793
Cash and cash equivalents – end of period	1,506	1,728
Supplemental disclosure of cash flow information:
Income tax	-	-
Interest expense	-	-

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIENCY)
AS AT MARCH 31, 2014
(STATED IN US DOLLARS)

	Common shares		Stocks to	Contributed	Additional Paid-in		Retained earnings (Accumulated	Accumulated other comprehensive	Total Stockholders’ equity
	Shares	Amount	be issued	surplus	capital	Reserve	Deficit)	income	(deficiency)
		$	$	$	$	$	$	$	$
Balance at December 31, 2014	373,793,578	9,138,544	-	100,000	100,000	-	(9,347,096)	(33,780)	(42,332)

Net loss for the year	-	-	-	-	-	-	(216,817)	-	(216,817)
Currency translation	-	-	-	-	-	-	-	(18,195)	(18,195)
Balance at December 31, 2014	373,793,578	9,138,544	-	100,000	100,000	-	(9,563,913)	(15,585)	(240,954)

Net loss for the period	-	-	-	-	-	-	(14,656)	-	(14,656)
Currency translation	-	-	-	-		-	-	21,393	21,393
Balance at March 31, 2015	373,793,578	9,138,544	-	100,000	100,000	-	(9,578,569)	5,808	(234,217)

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

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31 2014 and March 31, 2015, the Company had working capital deficiency of $471,701 and $453,235 respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital. After taking the above circumstances and facts into consideration, the management of the Company is satisfied that the Company will have sufficient funds to complete the current development and to meet in full its financial obligation and operations or capital expenditure as they fall due for the foreseeable future.

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and follow the same accounting policies and methods of their application as the most recent annual financial statements. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2014.

3       CASH AND CASH EQUIVALENTS

	March 31,	December 31,
	2015	2014
	$	$

Cash denominated in Canadian Dollars	1,506	1,646

4       RECEIVABLES

	March 31,	December 31,
	2015	2014
	$	$

Receivable from disposal of subsidiaries(i)	123,208	128,914
Others (i)	200,000	200,000

	323,208	328,914

Notes:

(i)	Unsecured, interest free and repayable on demand.

5       PROPERTY, PLANT AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
December 31, 2014
Motor vehicles	260,626	41,608	219,018

Total	260,626	41,608	219,018

December 31, 2014
Motor vehicles	260,626	29,880	230,746

Total	260,626	29,880	230,746

6       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	March 31,	December 31,
	2015	2014
	$	$
Accounts payable	8,136	8,893
Staff costs / wage payable	24,883	27,196
Accrued liabilities	165,386	168,674
Other payable	175,609	190,904
	374,014	395,667

7       AMOUNTS DUE TO RELATED PARTIES

	March 31,	December 31,
	2015	2014
	$	$
Amounts due to SGB C&C Investment	10,257	11,210
Amounts due to a director - Gu Chang	318,963	317,201
	329,220	328,411

The amounts as at March 31, 2015 and December 31, 2014 are unsecured, non-interest bearing and due on demand.

8       LOAN PAYABLE

The following is a summary of term loan:

	March 31,	December 31,
	2015	2014
	$	$

Interest bearing loan at 15% per annum, unsecured and due on demand	54,715	58,183

Total	54,715	58,183

Current portion	54,715	58,183

Non-current	-	-

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

10     RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2015 and 2014, the Company engaged following related party transactions:

●	Accrued or paid $ nil (March 31 2014: $nil) in salaries and bonus to senior officers and directors of the Company;

As at March 31, 2015 and December 31, 2014, following receivable and payable were outstanding:

●	Included in accounts payable and accrued liabilities, $Nil (December 31, 2014: $Nil) were payable to the senior officers and directors of the Company

●	Included in receivable, $nil was receivable (December 31, 2014: $Nil) from a senior officer and director of the Company.

11     COMMITMENTS

As at December 31, 2014 and March 31, 2015, the company doesn’t have any capital or operating commitments.

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

During the quarter ended March 31, 2015, we conducted no consulting activities related to the mines in Fujian Province, choosing instead to devote our resources to engaging in due diligence on coal mining properties elsewhere in China and in Uzbekistan and Kyrgyzstan. We continue to search for potential coal mining entities, properties and assets for acquisition

Results of Operations

For the three months ended March 31, 2015 compared with the three months ended March 31, 2014

Gross Revenues

The revenue for the three months ended March 31, 2014 and March 31, 2013 is nil respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 and three months ended March 31, 2014 is $18,607 and $87,285 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of the business.

Net Loss

Net Loss for the three months ended March 31, 2015 and three months ended March 31, 2014 is $14,656 and $84,906 respectively.

Liquidity and Capital Resources

At March 31, 2015, we had working capital deficit of $453,235 as compared to a working capital deficit of $471,701 at December 31, 2014.

Current liabilities decreased by $24,312 from $802,261 as at December 31, 2014 to $777,949 at March 31, 2014, principally a result of the decreased account payable and accrued liabilities.

Net cash provided by (used in) operating activities for the three months ended March 31, 2015 was nil as compared to net cash used in operating activities of ($6,879) for the three months ended March 31, 2014.

Net cash provided by (used in) investing activities for the three months ended March 31, 2014 and the three months ended March 31, 2015 were both nil.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject or proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.   RISK FACTORS.

There were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. For more information concerning our risk factors, please see “Item 1A. Risk Factors” of our Annual Report on Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

Not applicable.

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

