Form 10-Q
period 2015-06-30
Grand China Energy Group Ltd
filed 2015-08-19
CIK 1408956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 373,793,578 shares of common stock issued and outstanding as of August 19, 2015.

GRAND CHINA ENERGY GROUP LIMITED

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2015 AND DECEMBER 31, 2014
(STATED IN US DOLLARS)

		June 30	December 31
		2015	2014
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	3	1,537	1,646
Receivables	4	328,995	328,914

Total Current Assets		330,532	330,560

Non-current Assets
Property, plant and equipment	5	207,290	230,746
Total Non-current Assets		207,290	230,746

Total Assets		537,822	561,306

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Account payable and accrued liabilities	6	342,762	395,667
Amounts due to related parties	7	416,470	328,411
Income tax payable		20,000	20,000
Loan payable – current	8	57,370	58,183

Total Current Liabilities and total liabilities		836,602	802,261

Stockholders’ Deficiency
Common stocks	9	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Additional paid-in capital		100,000	100,000
Accumulated deficit		(9,637,798)	(9,563,913)
Accumulated other comprehensive income		474	(15,586)
Total Stockholders’ Deficiency		(298,780)	(240,955)

Total Liabilities and Stockholders’ Deficiency		537,822	561,306

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
(STATED IN US DOLLARS)

	Three month ended 30 June		Six months ended 30 June
	2015	2014	2015	2014
	$	$	$	$
Revenue	-	-	-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Selling expenses	-	-	-	-
Depreciation & Amortization	(11,728)	(3,856)	(23,456)	(3,856)
General and administrative	(49,183)	(34,650)	(56,062)	(121,936)
Total operating expenses	(60,911)	(38,506)	(79,518)	(125,792)
Net loss from operations	(60,911)	(38,506)	(79,518)	(125,792)
Other items:
Interest expense	(1,495)	(1,730)	(3,043)	(3,458)
Exchange gain	3,177	1,187	8,676	5,295
	1,682	(543)	5,633	1,837
Income(loss) before tax	(59,229)	(39,049)	(73,885)	(123,955)

Income tax expense	-	-	-	-
Net loss for the period	(59,229)	(39,049)	(73,885)	(123,955)
Foreign currency translation adjustment	(5,334)	(5,758)	16,059	941
Comprehensive income(loss)	(64,563)	(44,807)	(57,826)	(123,014)
Earnings Per Share (cents) – Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and diluted	373,793,578	373,793,578	373,793,578	373,793,578

The accompanying notes are an integral part of these consolidated financial statements

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)

	Six months Ended 30 June
	2015	2014
	$	$
Cash flows from operating activities
Net income for the period	(73,885)	(123,955)
Items not involving cash:
Depreciation & amortization	23,456	3,856
Exchange gain
Interest expense	3,043	3,458
Changes in non-cash working capital:	(8,676)
Receivables	-	(103,948)
Prepaid expenses, deposit and other receivables	-	-
Accounts payable , accrued liabilities and income tax payables	(35,758)	459,050
Inventory	-	-
Net cash (used in )generated from operating activities	(91,820)	238,461
Cash flows from investing activities
Purchase of property, equipment and mine development costs	-	(238,461)
Acquiring mining rights
Net cash used in investing activities	-	(238,461)
Cash flows from financing activities

Increase (decrease) of term loan	-	-
Amounts advanced from a related party	91,820	-
Net cash used in financing activities	-	-
Increase/(decrease) in cash and cash equivalents	-	-
Effect of exchange rate changes on cash	(109)	(3)
Cash and cash equivalents – beginning of period	1,646	1,793
Cash and cash equivalents – end of period	1,537	1,790
Supplemental disclosure of cash flow information:
Income tax	-	-
Interest expense	-	-

The accompanying notes are an integral part of these consolidated financial statements

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIENCY)
AS AT JUNE 30,2015
(STATED IN US DOLLARS)

	Common shares		Stocks to be	Contributed	Additional Paid-in	Retained earnings (Accumulated	Accumulated other comprehensive	Total Stockholders’ equity
	Shares	Amount	issued	surplus	capital	Deficit)	income	(deficiency)
		$	$	$	$	$	$	$
Balance at December 31, 2014	373,793,578	9,138,544	-	100,000	100,000	(9,347,096)	(33,780)	(42,332)

Net loss for the year	-	-	-	-	-	(216,817)	-	(216,817)
Currency translation	-	-	-	-	-	-	(18,195)	(18,195)
Balance at December 31, 2014	373,793,578	9,138,544	-	100,000	100,000	(9,563,913)	(15,585)	(240,954)

Net loss for the period	-	-	-	-	-	(73,885)	-	(73,885)
Currency translation	-	-	-	-		-	16,059	16,059
Balance at June 30, 2015	373,793,578	9,138,544	-	100,000	100,000	(9,637,798)	474	(298,780)

The accompanying notes are an integral part of these consolidated financial statements.

1	ORGANIZATION AND PRINCIPAL ACTIVITIES

Grand China Energy Group Limited, formally known as SGB International Holdings Inc., (“SGB” or the “Company”) was incorporated in British Columbia, Canada on November 6, 1997. Through its subsidiary, the Company is engaged in providing services in relation of the coal business in People’s Republic of China.

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

On December 19, 2013, the Company disposed Dragon International and Fujian Huilong.

The Company and its subsidiaries are considered to be operating in one segment based on its organizational structure and strategic decision making method.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2015 and December 31, 2014, the Company had working capital deficiency of $506,070 and $471,701 respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital.

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

3	CASH AND CASH EQUIVALENTS

	June 30,	December 31,
	2015	2014
	$	$
Cash denominated in Canadian Dollars	1,537	1,646

4	RECEIVABLES

	June 30,	December 31,
	2015	2014
	$	$
Receivable from disposal of subsidiaries(i)	128,995	128,914
Others (i)	200,000	200,000

	328,995	328,914

Notes:

(i)     Unsecured, interest free and repayable on demand.

5	PROPERTY, PLANT AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
June 30, 2015
Motor vehicles	260,626	53,336	207,290

Total	260,626	53,336	207,290

December 31, 2014
Motor vehicles	260,626	29,880	230,746

Total	260,626	29,880	230,746

6	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	June 30,	December 31,
	2015	2014
	$	$
Accounts payable	8,307	8,893
Staff costs / wage payable	25,404	27,196
Accrued liabilities	130,000	168,674
Other payable	179,051	190,904
	342,762	395,667

7	AMOUNTS DUE TO RELATED PARTIES

	June 30,	December 31,
	2015	2014
	$	$
Amounts due to SGB C&C Investment	10,471	11,210
Amounts due to a director - Gu Chang	405,999	317,201
	416,470	328,411

The amounts as at June 30, 2015 and December 31, 2014 are unsecured, non-interest bearing and due on demand.

8	LOAN PAYABLE

The following is a summary of term loan:

	June 30,	December 31,
	2015	2014
	$	$
Interest bearing loan at 15% per annum, unsecured and due on demand	57,370	58,183

Total	57,370	58,183

Current portion	57,370	58,183

Non-current	-	-

9	STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value and an unlimited number of preferred shares without par value.

Issued and outstanding

As at June 30, 2014 and December 31, 2014, 373,793,578 common stocks issued and outstanding which were derived from the following transactions:

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

10	RELATED PARTY TRANSACTIONS

During the period ended June 30, 2015 and 2014, the Company engaged following related party transactions:

●	Accrued or paid $ nil (June 30 2014: $nil) in salaries and bonus to senior officers and directors of the Company;

As at June 30, 2015 and December 31, 2014, following receivable and payable were outstanding:

●	Included in accounts payable and accrued liabilities, $Nil (December 31, 2014: $Nil) were payable to the senior officers and directors of the Company

●	Included in receivable, $nil was receivable (December 31, 2014: $Nil) from a senior officer and director of the Company.

11	COMMITMENTS

As at December 31, 2014 and June 30, 2015, the company doesn’t have any capital or operating commitments.

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

During the quarter ended June 30, 2015, we conducted no consulting activities related to the mines in Fujian Province, choosing instead to devote our resources to engaging in due diligence on coal mining properties elsewhere in China and in Uzbekistan and Kyrgyzstan. We continue to search for potential coal mining entities, properties and assets for acquisition

Results of Operations

For the three months ended June 30, 2015 compared with the three months ended June 30, 2014

Gross Revenues

The revenue for the three months ended June 30, 2015 and June 30, 2014 is nil respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 and three months ended June 30, 2014 is $60,911 and $38,506 respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of the business.

Net Loss

Net Loss for the three months ended June 30, 2015 and three months ended June 30, 2014 is $60,911 and $38,506 respectively.

Liquidity and Capital Resources

As at June 30, 2015 and December 31, 2014, the Company had working capital deficiency of $506,070 and $471,701 respectively,

Current liabilities increased by $34,341 from $802,261 as at December 31, 2014 to $836,602 at June 30, 2015, principally a result of an increase in account payable and accrued liabilities.

Net cash provided by (used in) operating activities for the six months ended June 30, 2015 was ($91,820) as compared to net cash used in operating activities of $238,461 for the six months ended June 30, 2014.

Net cash provided by (used in) investing activities was ($238,461) for the six months ended June 30, 2014 and nil for the six months ended June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 19, 2015

By:	/s/ Peifeng Huang
Peifeng Huang
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)
Date: August 19, 2015

