Form 10-Q
period 2015-09-30
Grand China Energy Group Ltd
filed 2015-11-20
CIK 1408956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-53490

GRAND CHINA ENERGY GROUP LIMITED

(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Room 1601, 16/F China Taoping Tower Phase II,

8 Sunny Road, Causseway Bay

Hong Kong

(Address of principal executive offices)

(852) 3691-8831

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

There were 373,793,578 shares of the issuer’s common stock outstanding as of November 16, 2015.

GRAND CHINA ENERGY GROUP LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited)	4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and September 30, 2014 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 (unaudited)	6

Consolidated Statements of Stockholders’ Equity (Deficiency)	7

Notes to Consolidated Financial Statements (unaudited)	8

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(STATED IN US DOLLARS)

		September 30	December 31
		2015	2014
	Note	$	$
ASSETS
Current Assets
Cash and cash equivalents	3	1,479	1,646
Receivables	4	324,141	328,914

Total Current Assets		325,620	330,560

Non-current Assets
Property, plant and equipment	5	195,561	230,746
Total Non-current Assets		195,561	230,746

Total Assets		521,181	561,306

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Account payable and accrued liabilities	6	335,169	395,667
Amounts due to related parties	7	465,486	328,411
Income tax payable		20,000	20,000
Loan payable – current	8	56,664	58,183

Total Current Liabilities and total liabilities		877,319	802,261

Stockholders’ Deficiency
Common stock	9	9,138,544	9,138,544
Contributed surplus		100,000	100,000
Additional paid-in capital		100,000	100,000
Accumulated deficit		(9,706,963)	(9,563,913)
Accumulated other comprehensive income		12,281	(15,586)
Total Stockholders’ Deficiency		(356,138)	(240,955)

Total Liabilities and Stockholders’ Deficiency		521,181	561,306

The accompanying notes are an integral part of these consolidated financial statements.

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(STATED IN US DOLLARS)

	Three month ended 30 September		Nine months ended 30 September
	2015	2014	2015	2014
	$	$	$	$
Revenue	-	-	-	-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Selling expenses	-	-	-	-
Depreciation & Amortization	(11,728)	(3,855)	(35,184)	(7,710)
General and administrative	(55,955)	-	(112,017)	(121,937)
Total operating expenses	(67,683)	(3,855)	(147,201)	(129,647)
Net loss from operations	(67,683)	(3,855)	(147,201)	(129,647)
Other items:
Interest expense	(1,482)	(1,729)	(4,525)	(5,187)
Exchange gain	-	-	8,676	5,295
	(1,482)	(1,729)	4,151	108
Income(loss) before tax	(69,165)	(5,584)	(143,050)	(129,539)

Income tax expense	-	-	-	-
Net loss for the period	(69,165)	(5,584)	(143,050)	(129,539)
Foreign currency translation adjustment	11,807	7,486	27,866	8,427
Comprehensive income(loss)	(57,358)	1,902	(115,184)	(121,112)
Earnings Per Share (cents)
– Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding
– Basic and diluted	373,793,578	373,793,578	373,793,578	373,793,578

The accompanying notes are an integral part of these consolidated financial statements

GRAND CHINA ENERGY GROUP LTD.. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN US DOLLARS)

	Nine months ended 30 September
	2015	2014
Cash flows from operating activities	$	$
Net income for the period	(143,050)	(129,539)
Items not involving cash:
Depreciation & amortization	35,185	7,710
Exchange gain
Interest expense	4,524	5,187
Changes in non-cash working capital:	(8,676)
Receivables	-	(107,348)
Prepaid expenses, deposit and other receivables	-	-
Accounts payable , accrued liabilities and income tax payables	(35,758)	462,451
Inventory	-	-
Net cash (used in )generated from operating activities	(147,775)	238,461
Cash flows from investing activities
Purchase of property, equipment and mine development costs	-	(238,461)
Acquiring mining rights
Net cash used in investing activities	-	(238,461)
Cash flows from financing activities

Increase (decrease) of term loan	-	-
Amounts advanced from a related party	147,775	-
Net cash from financing activities	147,775	-
Increase/(decrease) in cash and cash equivalents	-	-
Effect of exchange rate changes on cash	(167)	(84)
Cash and cash equivalents – beginning of period	1,646	1,793
Cash and cash equivalents – end of period	1,479	1,709
Supplemental disclosure of cash flow information:
Income tax	-	-
Interest expense	-	-

The accompanying notes are an integral part of these consolidated financial statements

GRAND CHINA ENERGY GROUP LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIENCY)
AS AT SEPTEMBER 30,2015
(STATED IN US DOLLARS)

	Common shares		Stocks to	Contributed	Additional Paid-in	Retained earnings (Accumulated	Accumulated Other comprehensive	Total Stockholders’ equity
	Shares	Amount	be issued	surplus	capital	Deficit)	income	(deficiency)
		$	$	$	$	$	$	$
Balance at December 31, 2014	373,793,578	9,138,544	-	100,000	100,000	(9,347,096)	(33,780)	(42,332)

Net loss for the year	-	-	-	-	-	(216,817)	-	(216,817)
Currency translation	-	-	-	-	-	-	18,195)	18,195)
Balance at December 31, 2014	373,793,578	9,138,544	-	100,000	100,000	(9,563,913)	(15,585)	(240,954)

Net loss for the period	-	-	-	-	-	(143,050)	-	(143,050)
Currency translation	-	-	-	-		-	27,866	27,866
Balance at September 30, 2015	373,793,578	9,138,544	-	100,000	100,000	(9,706,963)	12,281	(356,138)

The accompanying notes are an integral part of these consolidated financial statements

1.      ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On December 19, 2013, the Company disposed of Dragon International and Fujian Huilong.

The Company and its subsidiaries are considered to be operating in one segment based on its organizational structure and strategic decision making method.

Our business activities during the quarter ended September 30, 2015, and the subsequent period consisted principally of engaging in due diligence activities on coal mining properties in China, Uzbekistan and Kyrgyzstan and searching for potential coal entities, properties and assets for acquisition. We are also looking into potential acquisition of businesses, properties and/or assets in unrelated fields including but not limited to, the tourism medical business and businesses engaged in finding medical solutions for diabetes.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2015 and December 31, 2014, the Company had working capital deficiencies of $551,699 and $471,701 respectively, and requires additional funds to maintain its operations. In view of the working capital deficiency, the management has reviewed the cash position as at the balance sheet date and the cash flow forecast for the next twelve months and taken into factors that (i) to raise equity financing as required; and (ii) to obtain the principle shareholder’s support in funding the required working capital.

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

3.      CASH AND CASH EQUIVALENTS

	September 30,	December 31,
	2015	2014
	$	$
Cash	1,479	1,646

4.      RECEIVABLES

	September 30,	December 31,
	2015	2014
	$	$
Receivable from disposal of subsidiaries(i)	124,141	128,914
Others (i)	200,000	200,000

	324,141	328,914

Notes:

(i)     Unsecured, interest free and repayable on demand.

5.      PROPERTY, PLANT AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
September 30, 2015
Motor vehicles	260,626	65,065	195,561

Total	260,626	65,065	195,561

December 31, 2014
Motor vehicles	260,626	29,880	230,746

Total	260,626	29,880	230,746

6.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of accounts payable and accrued liabilities:

	September 30,	December 31,
	2015	2014
	$	$
Accounts payable	7,994	8,893
Staff costs / wage payable	24,448	27,196
Accrued liabilities	130,000	168,674
Other payable	172,727	190,904
	335,169	395,667

7.      AMOUNTS DUE TO RELATED PARTIES

	September 30,	December 31,
	2015	2014
	$	$
Amounts due to SGB C&C Investment	10,077	11,210
Amounts due to a director - Gu Chang	455,409	317,201
	465,486	328,411

The amounts as at September 30, 2015 and December 31, 2014 are unsecured, non-interest bearing and due on demand.

8.      LOAN PAYABLE

The following is a summary of term loan:

	September 30,	December 31,
	2015	2014
	$	$
Interest bearing loan at 15% per annum, unsecured and due on demand	56,664	58,183

Total	56,664	58,183

Current portion	56,664	58,183

Non-current	-	-

9.      STOCKHOLDERS’ EQUITY

Authorized:

Unlimited number of common shares without par value and an unlimited number of preferred shares without par value.

Issued and outstanding

As at September 30, 2015 and December 31, 2014, there were 373,793,578 shares of common stock issued and outstanding which were derived from the following transactions:

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

10.      RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2015, we received additional loans from a director resulting in an increase of $138,108 in amounts due to related parties as of September 30, 2015. The loans are unsecured, non-interest bearing and are payable upon demand. The loan proceeds were used to support business operations.

During each of the periods ended September 30, 2015 and 2014, the Company accrued or paid $ nil in salaries and bonuses to executive officers and directors of the Company.

As at September 30, 2015 and December 31, 2014

●	No accounts payable or accrued liabilities were payable to any executive officers and directors of the Company and no accounts receivable were receivable from any executive officers and directors of the Company.

11.      COMMITMENTS

As at December 31, 2014 and September 30, 2015, the Company does not have any capital or operating commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition, as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

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

During the quarter ended September 30, 2015, we conducted no consulting activities related to the mines in Fujian Province, choosing instead to devote our resources to engaging in due diligence on coal mining properties elsewhere in China and in Uzbekistan and Kyrgyzstan. We continue to search for potential coal mining entities, properties and assets for acquisition. We are also looking into potential acquisitions of businesses, properties and/or assets in unrelated fields including, but not limited to, the tourism medical business and businesses engaged in finding medical solutions for diabetes.

Results of Operations for the three and nine months ended September 30, 2015 compared with the three and nine months ended September 30, 2014.

Gross Revenues

Our revenues for the three and nine months ended September 30, 2015 and September 30, 2014 were nil.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2015 and three and nine months ended September 30, 2014 were $67,683 and $147,201 and $3,855 and $129,647, respectively. The expenses consisted of filing fees, professional fees, payroll and benefits and other general expenses. The increases in operating expenses were attributable to increases in general and administrative expenses.

We expect that our general and administrative expenses will continue to increase as we incur additional costs to support the growth of the business.

Net Loss

Net Loss from operations for the three and nine months ended September 30, 2015 and three and nine months ended September 30, 2014 was $67,683 and $147,201 and $3,855 and $129,647, respectively. The increases in net loss were attributable to increases in general and administrative expenses.

Liquidity and Capital Resources

As at September 30, 2015 and December 31, 2014, the Company had a working capital deficiency of $551,699 and $471,701, respectively,

Current liabilities increased by $75,058 from $802,261 as at December 31, 2014 to $877,319 at September 30, 2015, principally due to related party loans to the Company.

Net cash provided by (used in) operating activities for the nine months ended September 30, 2015 was ($147,775) as compared to net cash provided by (used in) operating activities of $238,461 for the nine months ended September 30, 2014.

Net cash provided by (used in) investing activities was $0 for the nine months ended September 30, 2015 and ($238,461) for the nine months ended September 30, 2014.

Net cash provided by financing activities was $147,775 for the nine months ended September 30, 2015 as compared to $0 for the nine months ended September 30, 2014.

General

We will only commit to capital expenditures for any future projects requiring us to raise additional capital as and when adequate capital or new lines of finance are made available to us. There is no assurance that we will be able to obtain any financing or enter into any form of credit arrangement. Although we may be offered such financing, the terms may not be acceptable to us. If we are not able to secure financing or it is offered on unacceptable terms, then our business plan may have to be modified or curtailed or certain aspects terminated. There is no assurance that even with financing we will be able to achieve our goals.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit accumulated deficit of approximately $9,706,963 as of September 30, 2015 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of equity debt securities. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2014 financial statements included in our Annual Report on Form 10-K filed with the SEC on July 16, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2015 our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Grand China Energy Group Limited

November 20, 2015	By:	/s/ Shibi Chen
Shibi Chen, Chief Executive Officer and Director (Principal Executive Officer)

Grand China Energy Group Limited

November 20, 2015	By:	/s/ Peifeng Huang
Peifeng Huang, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

